Form 10-Q
period 1996-06-30
NORCAL WASTE SYSTEMS INC
filed 1996-09-27
CIK 932923

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1996

    OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934

For the Transition period from __________ to __________

Commission file number 33-80777

                            NORCAL WASTE SYSTEMS, INC.
             (Exact name of registrant as specified in its charter)

           CALIFORNIA                           94-2922974
  -------------------------------          ---------------------
  (State or other jurisdiction of            (I.R.S. Employer
   incorporation or organization)           Identification No.)

Five Thomas Mellon Circle, Suite 304
    San Francisco, California                      94134
- ---------------------------------------    ---------------------
(Address of principal executive offices)        (Zip Code)

Registrant's telephone number, including area code:   (415) 330-1000
                                                     ----------------
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.  Yes   . No X .
                                                              ----   ----

The number of shares of the registrant's common stock outstanding on September 27, 1996, was 24,134,973


NORCAL WASTE SYSTEMS, INC. AND SUBSIDIARIES
(a wholly owned subsidiary of the Norcal Waste Systems, Inc.
Employee Stock Ownership Plan and Trust)

CONSOLIDATED BALANCE SHEETS
(in thousands)
(unaudited)
                                                       June 30,   September 30,
                                                         1996         1995
                                                       --------   -------------
Assets
Current assets:
  Cash                                                    $6,799       $8,416
  Restricted cash                                              -        2,721
  Marketable securities, including trust accounts          6,352        5,645
  Accounts receivable, less allowance for doubtful
    accounts of $1,557 at June 30, 1996 and $1,277
    at September 30, 1995                                 32,935       30,965
  Other receivables                                          797           90
  Parts and supplies                                       2,457        2,411
  Prepaid expenses                                         6,037        4,710
                                                        --------     --------
      Total current assets                                55,377       54,958
                                                        --------     --------

Property and equipment:
  Land                                                    42,691       45,187
  Landfills                                               21,090       19,720
  Buildings and improvements                              42,088       42,490
  Vehicles and equipment                                 102,340      100,357
  Construction in progress                                10,228        5,639
                                                        --------     --------
      Total property and equipment                       218,437      213,393
  Less accumulated depreciation and amortization          82,818       80,962
                                                        --------     --------
      Property and equipment, net                        135,619      132,431
                                                        --------     --------

Franchises, permits and other intangibles, net            77,244       79,956
Trust accounts                                            25,464       31,289
Deferred financing costs, net                              9,497          252
Other assets                                                 111          266
                                                        --------     --------
      Total other assets                                 112,316      111,763
                                                        --------     --------
                                                        $303,312     $299,152
                                                        ========     ========

<F1>
See accompanying notes to consolidated financial statements.


NORCAL WASTE SYSTEMS, INC. AND SUBSIDIARIES
(a wholly owned subsidiary of the Norcal Waste Systems, Inc.
Employee Stock Ownership Plan and Trust)

CONSOLIDATED BALANCE SHEETS
(in thousands)
(unaudited)
                                                       June 30,   September 30,
                                                         1996         1995
                                                       --------   -------------
Liabilities and Stockholder's Deficit
Current liabilities:
  Current portion:
    Long-term debt                                          $352      $28,277
    Capital lease obligations                                910        3,419
  Accounts payable                                        10,102        9,941
  Accrued expenses                                        35,082       33,203
  Income taxes payable                                     1,417        3,884
  Deferred revenues                                        3,351        2,838
  Other accrued liabilities                                5,664        8,885
                                                        --------     --------
      Total current liabilities                           56,878       90,447
                                                        --------     --------
Long-term debt                                           172,341       67,603
Obligations under capital leases                           3,308        4,071
Deferred income taxes                                      8,098       13,039
Landfill closure liability                                21,982       21,456
Postretirement medical benefits                           33,795       33,905
Other liabilities                                         11,017       10,468
Subordinated notes payable                                     -      102,041
                                                        --------     --------
      Total liabilities                                  307,419      343,030
                                                        --------     --------
Commitments and contingencies
Stockholder's deficit:
  Common stock, $.01 par value; 100,000,000 shares
    authorized;
    24,134,973 shares issued and outstanding                 241          241
  Additional paid-in-capital                             166,378      166,378
  Accumulated deficit                                   (110,685)    (143,158)
  Pension liability adjustment                            (5,059)      (8,581)
  Unrealized gains and losses on securities                 (247)           -
                                                        --------     --------
                                                          50,628       14,880
Less net scheduled contribution to the ESOP              (54,735)     (58,758)
                                                        --------     --------
      Total stockholder's deficit                         (4,107)     (43,878)
                                                        --------     --------
                                                        $303,312     $299,152
                                                        ========     ========

<F1>
See accompanying notes to consolidated financial statements.


NORCAL WASTE SYSTEMS, INC. AND SUBSIDIARIES
(a wholly owned subsidiary of the Norcal Waste Systems, Inc.
Employee Stock Ownership Plan and Trust)

CONSOLIDATED STATEMENTS OF INCOME
(in thousands)
(unaudited)

                                           Three Months Ended    Nine Months Ended
                                                 June 30              June 30
                                               1996      1995       1996      1995
                                           --------  --------   --------  --------
Revenues                                    $71,228   $69,632   $208,632  $200,271
Cost of operations:
  Operating expenses                         49,536    46,687    146,016   136,048
  Depreciation and amortization               4,280     5,115     13,710    14,955
  ESOP compensation expense                    (232)    2,325      3,311     6,060
  General and administrative                  7,860     6,378     22,784    18,988
                                            -------   -------   --------  --------
    Total cost of operations                 61,444    60,505    185,821   176,051

Operating income                              9,784     9,127     22,811    24,220

  Interest expense                           (6,404)   (4,815)   (17,882)  (15,288)
  Gain/(loss) on dispositions, net              321        12       (519)       44
  Settlement of litigation                        -         -     (3,648)        -
  Other income/(expense)                         46       835        332     2,072
                                            -------   -------   --------  --------
    Income from operations before income
      taxes and extraordinary item            3,747     5,159      1,094    11,048
Income tax expense                                -     1,912          -     4,328
                                            -------   -------   --------  --------
    Income before extraordinary item          3,747     3,247      1,094     6,720
Extraordinary gain on early extinguishment
  of long-term debt                               -         -     31,379         -
                                            -------   -------   --------  --------
    Net income                               $3,747    $3,247    $32,473    $6,720
                                            =======   =======   ========  ========

<F1>
See accompanying notes to consolidated financial statements.


NORCAL WASTE SYSTEMS, INC. AND SUBSIDIARIES
(a wholly owned subsidiary of the Norcal Waste Systems, Inc.
Employee Stock Ownership Plan and Trust)

CONSOLIDATED STATEMENTS OF STOCKHOLDER'S DEFICIT
For the period ended June 30, 1996
(in thousands)
(unaudited)
                                                                                Unrealized    Net
                                              Additional              Pension   gains and  scheduled
                            Common Stock       paid-in   Accumulated liability  losses on  contribution
                          Shares     Amount    capital    deficit    adjustment securities to the ESOP  Total
Balances,
  September 30, 1995       24,135       $241   $166,378  $(143,158)    $(8,581)        $-   $(58,758)  $(43,878)
Adjustments to the net
  scheduled contribution
  to the ESOP                   -          -          -          -           -          -     (1,516)    (1,516)
Contributions to reduce
  ESOP debt                     -          -          -          -           -          -      5,539      5,539
Pension liability
  adjustment                    -          -          -          -       3,522          -          -      3,522
Unrealized losses on
  on available for
  sale securities               -          -          -          -           -       (247)         -       (247)
Net income                      -          -          -     32,473           -          -          -     32,473
                          -------  ---------  ---------  ---------  ----------  ---------  ---------  ---------
Balances, June 30, 1996    24,135       $241   $166,378  $(110,685)    $(5,059)     $(247)  $(54,735)   $(4,107)
                          =======  =========  =========  =========  ==========  =========  =========  =========

<F1>
See accompanying notes to consolidated financial statements.


NORCAL WASTE SYSTEMS, INC. AND SUBSIDIARIES
(a wholly owned subsidiary of the Norcal Waste Systems, Inc.
Employee Stock Ownership Plan and Trust)

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)
                                                            Nine Months Ended
                                                                 June 30
                                                               1996      1995
                                                            -----------------
Cash flows from operating activities:
  Net income                                                $32,473    $6,720
    Extraordinary gain on early extinguishment of
    long term debt                                          (31,379)        -
                                                          ---------  --------
      Income before extraordinary gain                        1,094     6,720
  Adjustments  to reconcile net income to net cash
  provided by operating activities.
    Depreciation and amortization                            14,802    15,631
    ESOP compensation expense                                 3,091     6,060
    Settlement of litigation                                      -    (5,480)
    Other                                                    (2,680)      273
    Changes in assets and liabilities, net of
      effects of acquisitions and dispositions              (10,141)    2,806
                                                          ---------  --------
        Net cash provided by operating activities             6,166    26,010
                                                          ---------  --------
Cash flows from investing activities:
  Acquisitions of property and equipment                    (15,467)  (14,498)
  Proceeds from dispositions                                  1,204       579
  Deposits to trust accounts                                     (9)   (3,186)
  Withdrawals from trust accounts                            10,158         -
  Withdrawals from restricted cash                            2,736     9,062
  Other                                                        (320)      (20)
                                                          ---------  --------
        Net cash used in investing activities                (1,698)   (8,063)

                                                          ---------  --------
Cash flows from financing activities:
  Proceeds from senior debt                                 170,172         -
  Principal payments on long-term debt and capitalized
    leases                                                  (97,459)  (19,326)
  Principal payments on subordinated debt                   (73,061)        -
  Proceeds from long-term debt and capitalized leases           676     3,153
  Payment on notes receivable by ESOP                         3,531         -
  Deferred financing costs                                   (9,944)        -
                                                          ---------  --------
        Net cash used in financing activities                (6,085)  (16,173)
                                                          ---------  --------

Net increase/(decrease) in cash                              (1,617)    1,774
Cash, beginning balance                                       8,416     5,933
                                                          ---------  --------
Cash, ending balance                                         $6,799    $7,707
                                                          =========  ========
  Supplemental schedule of net cash paid for:

    Interest                                                $13,597   $10,436
                                                          =========  ========
    Income taxes                                             $3,713      $747
                                                          =========  ========

<F1>
See accompanying notes to consolidated financial statements.


NORCAL WASTE SYSTEMS, INC. AND SUBSIDIARIES
(a wholly owned subsidiary of the Norcal Waste Systems, Inc.
Employee Stock Ownership Plan and Trust)

Notes to Consolidated Financial Statements

(1) General

The interim consolidated financial statements presented herein include Norcal Waste Systems, Inc. and its subsidiaries (the "Company"). These interim consolidated financial statements should be read in conjunction with the Company's consolidated financial statements and the notes thereto, which include information as to significant accounting policies, for the year ended September 30, 1995. Such interim consolidated financial statements are unaudited but, in the opinion of management, reflect all adjustments necessary (consisting of items of a normal recurring nature) for a fair presentation of the Company's interim financial position, results of operations, and cash flows. Results of operations for interim periods are not necessarily indicative of those of a full year.

(2) Nature of Business

Through its subsidiaries, Norcal Waste Systems, Inc. provides integrated waste services to residential, commercial and industrial customers throughout California. The Company's services include refuse collection, recycling and other waste diversion, transfer station and hauling operations, and operation of both Company-owned and third party owned landfills.


(3) Long-term Debt and Subordinated Notes Refinancing

         Long-term debt at June 30, 1996 and September 30, 1995 is summarized as follows:

                                    (in thousands)


                                                          June 30    September 30
                                                        ---------    ------------
Bank Loans:
   Facility A and B loans, six-year term
    loan dated September 30, 1992, original
    principal of $149,734, interest at 9.63%                  $--         $93,951
Senior Notes due November 15, 2005, interest
 at 12.75% adjusting to 13.5% by November 16, 1997
 if certain conditions are not met                        170,325              --
Subordinated Notes:
   ESOP Notes in default, interest at 8%                       --          48,792
   Envirocal Notes, interest at 2% and 5.5%                    --          53,249
Notes payable to former shareholders, due in
 monthly installments through 2017, interest
 at 6% to 8.5%                                                865             914
Other Notes                                                 1,503           1,014
                                                       -----------  -------------
         Total debt                                       172,693         197,920
         Less current portion                                 352          28,277
                                                       -----------  -------------
Long-term debt and subordinated notes payable            $172,341        $169,643
                                                       ===========  =============


On November 21, 1995, the Company completed a private debt offering of $175.0 million in Senior Notes (the "Senior Notes"). The Senior Notes mature in November 2005 with interest payable semi-annually.
The Senior Notes are redeemable at the option of the Company, in whole or in part, at any time during or after November 2000. Prior to this date, the Senior Notes may be partially redeemed in the event of a public offering, or would be required to be redeemed in the event of a change in control of the Company. The Senior Notes are unsecured and will rank pari passu in right of payment to all existing and future senior indebtedness of the Company. The Notes are guaranteed on a senior unsecured basis by the Company's wholly-owned subsidiaries. The Indenture governing the Senior Notes contains provisions which, among other things, (i) limit the Company's and its subsidiaries' ability to declare or pay dividends or other distributions (other than dividends or distributions payable to Norcal or any wholly owned subsidiary of Norcal), (ii) limit the purchase, redemption or retirement of capital stock and (iii) limit the incurrence of additional debt. The interest rate on the Senior Notes is currently 12.75% and increases .25% per annum on each of November 16, 1996, May 16, 1997 and November 16, 1997 to a maximum of 13.5%. The interest rate reverts to 12.5% if Norcal (in one or more transactions) offers to purchase (whether or not any actual purchases are made) or redeems an aggregate of $25.0 million in principal amount of Notes out of the proceeds of equity sales. In addition, based on a Registration Rights agreement entered into in conjunction with the issuance of the Senior Notes, the Company was obligated to file a registration statement with the Securities and Exchange Commission and to use its best efforts to cause the registration statement to become effective within 180 days from the date the Senior Notes were issued. The statement was not effective in the required time frame, thereby causing a registration default. The Company was obligated to pay liquidated damages accruing from the date of default until August 16, 1996 (the date the registration statement was declared effective) in the amount of 0.5% per annum.

The Company received net proceeds from the Senior Notes of $170.2 million (after original issuance discount of $4.8 million). Deferred financing costs at June 30, 1996 include commissions and other costs related to the offering and new credit agreement (see below) and are amortized over the life of the Senior Notes and new credit agreement using the straight-line method. The Company used the proceeds from the Senior Notes, proceeds from the liquidation of an indemnification trust and cash balances to repay $94.0 million of long-term debt, $2.2 million of capital leases, redeem subordinated notes for $73.1 million and settle litigation of $3.6 million. The recorded value of the subordinated notes was $102.9 million, accordingly the Company recorded an extraordinary gain of $31.4 million in November 1995.

In conjunction with the private debt offering, the Company entered into a new Credit Agreement with a group of lenders and the First National Bank of Boston as Agent. The Credit Agreement establishes a revolving credit facility in an amount of up to $100 million, up to $25 million of which can be used for letters of credit.


(4) Income Taxes

During fiscal 1995 the Company used the remainder of its net operating loss carryforward for tax purposes. In the first quarter of 1996, as a result of settlement of litigation and related transactions the Company has determined that it is more likely than not that it will realize certain of its deferred tax assets for which a valuation allowance was previously established. Consequently, the Company recognized no tax expense on the extraordinary gain on early extinguishment of long-term debt and anticipates an overall tax rate for 1996 of zero.

(5) Marketable Securities and Trust Accounts

As of June 30, 1996 and September 30, 1995 the Company had classified $14.8 million and $31.3 million, respectively, as "held to maturity" securities and $17.0 million and $5.6 million as securities "available for sale." Pursuant to guidance contained in the Special Report, "A Guide to Implementation of Statement 115 Accounting for Certain Investments in Debt and Equity Securities" issued by the Financial Accounting Standards Board (FASB), at December 31, 1995 the Company re-evaluated its classification of investments held in trust account as "held to maturity." Based on the Company's intent and ability, it reclassified certain investments as "available for sale." The aggregate fair value and amortized cost of the investments reclassified was $13.1 million and $12.9 million, respectively, and the related unrealized gain was $0.2 million. Unrealized holding gains and losses for available-for-sale securities are excluded from earnings and are reported as a net amount in stockholder's equity.

(6) Guarantee of Securities

Norcal is a holding company and has no independent assets or operations other than those relating to its investments in subsidiaries. The Senior Notes are guaranteed by certain direct and indirect subsidiaries of Norcal. The guarantor subsidiaries are all wholly owned subsidiaries and the guarantees of the guarantors are full, unconditional and joint and several. The direct and indirect nonguarantor subsidiaries of Norcal are individually and in the aggregate inconsequential. Separate financial statements of each guarantor have not been presented since management has determined such separate financial statements are not material to investors.


Item II. Management's Discussion and Analysis of Financial
Condition and Results of Operations

The following discussion reviews the Company's operations for the three and nine months ended June 30, 1996 and should be read in conjunction with the Company's September 30, 1995 audited consolidated financial statements and the unaudited consolidated financial statements and related notes thereto included elsewhere herein. Contained within the results of operations and liquidity sections are several references to the "refinancing transaction." This pertains to several transactions, collectively referred to as the "refinancing transaction," completed on November 21, 1995, which included issuance of senior notes in the amount of $175.0 million, entering into a new credit agreement providing for a revolving credit facility of up to $100 million and the simultaneous retirement of approximately $199.1 million of the Company's then outstanding indebtedness and certain of the ESOP's indebtedness to third parties. (See footnotes to the consolidated financial statements for additional information.)

Forward Looking Statements. Those statements followed by an asterisk (*) may be perceived as forward looking statements. Any such statements should be considered in light of various risks and uncertainties that could cause results to differ materially from expectations. These include, but are not limited to: general economic conditions, inability to maintain rates sufficient to cover costs, inability to obtain timely rate increases, fluctuations in commodities prices, changes in environmental regulation or related laws, competition, changes in tax rates, and limitations in deductions or realization of deferred tax assets.

Introduction

Norcal Waste Systems, Inc. ("Norcal") and its subsidiaries (collectively referred to herein as the "Company") provide nonhazardous solid waste management services throughout California, including collection, transfer, disposal, landfill management, recycling and other waste services. The Company owns 5 landfills and operates an additional 23 for local government entities. The Company currently serves an estimated 405,000 commercial and residential customers.

The Company's revenues are comprised primarily of fees charged to residential, commercial and industrial customers for the collection and disposal of solid waste, disposal fees (known as "tipping fees") charged to third party waste collectors who dispose of solid waste at the Company's transfer stations and landfills, fees charged for landfill management services provided to third party landfill owners and revenues generated from the sale of recyclable materials.


Operating expenses include labor, disposal fees paid to third parties, fuel, equipment maintenance and rental, engineering and other professional services and other direct costs of operating collection, recycling, transfer station, hauling and landfill operations. Also included are accruals for future landfill closure and post-closure costs, based on an estimated liability for closure and thirty (30) years of post-closure, consistent with regulatory requirements. General and administrative expenses include management salaries, administrative and clerical overhead costs, professional services costs and other fees and expenses. ESOP compensation expense reflects in part contributions made by the Company to the ESOP. ESOP compensation expense also includes amounts contributed by the Company to the ESOP to fund distributions to retired, terminated or withdrawing participants.

Results of Operations

The following tables present, for the periods indicated, the period to period change in dollars and percentages, along with the percentage relationship to total consolidated revenue:


NORCAL WASTE SYSTEMS, INC. AND SUBSIDIARIES
Summary Statements of Operations
Operating Comparison
(in thousands)
                                  Period to period change   Period to period change
                                  for the Three Months      for the Nine Months
                                  Ended June 30, 1996       Ended June 30, 1996
                                        $         %              $         %
                                  -----------------------   ----------------------
Revenues:                           $1,596       2.3%        $8,361       4.2%
                                    -------  ------------  ---------  ------------
Cost of operations:
  Operating expenses                 2,849       6.1%         9,968       7.3%
  Depreciation and amortization       (835)    -16.3%        (1,245)     -8.3%
  ESOP compensation expense         (2,557)   -110.0%        (2,749)    -45.4%
  General and administrative         1,482      23.2%         3,796      20.0%
                                    -------  ------------  ---------  ------------
    Total cost of operations           939       1.6%         9,770       5.5%

Operating income                       657       7.2%        (1,409)     -5.8%

  Interest expense                  (1,589)     33.0%        (2,594)     17.0%
  Gain/(loss) on dispositions, net     309    2575.0%          (563)  -1279.5%
  Settlement of litigation               -         -         (3,648)   -100.0%
  Other income/(expense)              (789)    -94.5%        (1,740)    -84.0%
                                    -------  ------------  ---------  ------------
    Income from operations before
      income taxes and
      extraordinary item            (1,412)    -27.4%        (9,954)    -90.1%
Income tax expense                  (1,912)   -100.0%        (4,328)   -100.0%
                                    -------  ------------  ---------  ------------
    Income/(loss) before
     extraordinary item                500      15.4%        (5,626)    -83.7%
                                    -------  ------------  ---------  ------------
Extraordinary item - gain on early
  retirement of debt, net                -         -         31,379     100.0%
                                    -------  ------------  ---------  ------------
    Net income                        $500      15.4%       $25,753     383.2%
                                    =======  ============  =========  ============


NORCAL WASTE SYSTEMS, INC. AND SUBSIDIARIES
Summary Statements of Operations
Percentage relationship to Total Revenues
                                  Three Months Ended       Nine Months Ended
                                       June 30,               June 30,
                                    1996      1995         1996      1995
                                  ------------------      -------------------
Revenues                            100.0%    100.0%         100.0%    100.0%
                                   -------  --------      ---------  --------

Cost of operations:
  Operating expenses                 69.6%     67.0%          70.0%     67.9%
  Depreciation and amortization       6.0%      7.3%           6.6%      7.5%
  ESOP compensation expense          -0.3%      3.3%           1.6%      3.0%
  General and administrative         11.0%      9.3%          10.9%      9.5%
                                   -------  --------      ---------  --------
    Total cost of operations         86.3%     86.9%          89.1%     87.9%
                                   -------  --------      ---------  --------
Operating income                     13.7%     13.1%          10.9%     12.1%

  Interest expense                   -9.0%     -6.9%          -8.6%     -7.6%
  Gain/(loss) on dispositions, net    0.5%      0.0%          -0.2%      0.0%
  Settlement of litigation              -         -           -1.7%        -
  Other income/(expense)              0.1%      1.2%           0.2%      1.1%
                                   -------  --------      ---------  --------
    Income from operations before
      income taxes and
      extraordinary item              5.3%      7.4%           0.6%      5.6%
Income tax expense                      -       2.7%             -       2.2%
                                   -------  --------      ---------  --------
    Income before extraordinary
      item                            5.3%      4.7%           0.6%      3.4%
                                   -------  --------      ---------  --------
Extraordinary item - gain on early
  retirement of debt, net               -         -           15.0%        -
                                   -------  --------      ---------  --------
    Net income                        5.3%      4.7%          15.6%      3.4%
                                   =======  ========      =========  ========

Three months ended June 30, 1996 and 1995

Revenues. Revenues increased $1.6 million (2.3%) for the three months ended June 30, 1996, as compared to the same period in 1995. The increase in revenues was due to higher project management, collection and transfer station/landfill revenues (11.0%), partially offset by lower recycling and other revenues (-8.7%). Project management and transfer station/landfill revenues increased primarily as a result of expanded landfill operations and solid waste management activities in San Bernardino County . Higher collection revenues were the result of rate increases. Recycling revenues were down significantly due to lower prices received from the sale of recyclable commodities, primarily paper and cardboard.


Operating Expenses. Operating expenses increased $2.8 million (6.1%) for the three month period ended June 30, 1996, as compared to the same period in 1995. As a percentage of revenues, operating expenses increased to 69.6% for the three months ended June 30, 1996 from 67.0% for the same period last year. The increase was due primarily to higher project management, subcontractor and other costs associated with the expansion of the landfill operations in San Bernardino County. Insurance costs also increased primarily as a result of new policies that expanded insurance coverage for environmental and fiduciary risks. Payroll and related costs were higher, as a result of additional hires and scheduled union wage increases. Fuel costs were higher, reflecting a general increase in fuel prices.

Depreciation and Amortization. Depreciation and amortization decreased $0.8 million for the three month period ended June 30, 1996, as compared to the same period in 1995. Approximately $0.4 million of the decrease is attributable to a year to date adjustment in landfill depletion expense based on the receipt of annual estimates of utilization and remaining capacity at the Company's landfills prepared by independent third- party engineers. The remainder is attributable to a reduction in depreciation expense from a number of assets that became fully depreciated at September 30, 1995 along with the buyouts of expiring capital leases during fiscal year 1995.

ESOP Compensation Expense. ESOP compensation expense is primarily based on the Company's contribution to the ESOP and decreased $2.6 million for the three month period ended June 30, 1996, as compared to the same period in 1995. ESOP compensation expense in the period ended June 30, 1996 reflected a reduction of $1.0 million which resulted from the year to date effects of an unanticipated decrease in the Company's expected contribution to the ESOP relating to the ESOP's use of $3.5 million (received as a result of a litigation settlement) to reduce ESOP debt to the Company.

General and Administrative. General and administrative expenses increased $1.5 million (23.2%) for the three month period ended June 30, 1996, as compared to the same period in 1995. As a percentage of revenues, general and administrative expenses increased to 11.0% for the three months ended June 30, 1996 from 9.3% for the same period last year. The increase was due to higher administrative costs associated with the new and/or expanded landfill operations in San Bernardino and San Diego Counties, higher payroll and related costs which resulted from general wage increases and additional management personnel, and increased professional services.


Operating Income.  Operating income increased $0.7 million
(7.2%) for the three month period ended June 30, 1996, as compared to the same period in 1995. As a percentage of revenues, operating income increased to 13.7% from 13.1% for the three months ended June 30, 1996 and 1995, respectively. The results for the period ended June 30, 1996 were favorably impacted by the recognition of the year to date effects of adjustments to landfill depletion expense and ESOP compensation expense described above. The primary causes of the decrease in operating income for the current quarter were the significant drop in recycling revenues due to lower commodity prices coupled with higher operating and general and administrative expenses.

Interest Expense. Interest expense increased $1.6 million (33.0%) to $6.4 million for the three months ended June 30, 1996, as compared to the same period in 1995. The increase is due to a higher effective interest rate associated with the Company's Senior Notes issued as part of the refinancing transaction in November 1995.

Other Income (Expense). Other income for the three months ended June 30, 1996 decreased by $0.8 million (94.5%) as compared to the same period in 1995. The decrease in other income was due to losses incurred from the sales of investments held in trust accounts and equity in losses of an affiliate.

Income Tax Expense (Benefit). There was no income tax expense during the three months ended June 30, 1996, as compared to income tax expense of $1.9 million for the same period in 1995. The Company anticipates an effective rate for fiscal 1996 of zero as a result of its evaluation that it will realize certain of its deferred tax assets for which a valuation allowance had previously been established.* It is anticipated in fiscal 1997 and thereafter that the Company's effective tax rate may be higher than the statutory federal rate because of the existence of permanent differences between financial statements, tax returns and state taxes.*

Net income. The Company reported net income for the three months ended June 30, 1996, of $3.7 million compared to net income of $3.2 million in 1995. Net income was impacted by the landfill depletion expense adjustment and ESOP compensation expense reductions discussed above. The results for the quarter were negatively impacted by those factors discussed in Operating Income as well as higher interest and other expenses.


Nine months ended June 30, 1996 and 1995

Revenues. Revenues increased $8.4 million (4.2%) for the nine month period ended June 30, 1996, as compared to the same period in 1995. The increase in revenues was due to higher project management, collection and transfer station/landfill revenues (10.7%), partially offset by lower recycling revenues and other revenues (-6.5%). Transfer station/landfill and project management revenues increased primarily as a result of expanded landfill operations and solid waste management activities in San Bernardino County. Higher collection revenues were the result of rate increases. Recycling revenues were down significantly due to lower prices received from the sale of recyclable commodities, primarily paper and cardboard.

Operating Expenses. Operating expenses increased $10.0 million (7.3%) for the nine month period ended June 30, 1996, as compared to the same period in 1995. As a percentage of revenues, operating expenses increased to 70.0% for the nine months ended June 30, 1996, from 67.9% for the same period last year. The increased costs were due to higher subcontractor and project related costs, insurance and payroll and related costs. The increase in project management, subcontractor and other costs was associated with the expanded landfill operations in San Bernardino County. Insurance costs also increased primarily as a result of new policies that expanded insurance coverage for environmental and fiduciary risks. Payroll and related costs were higher, as a result of additional hires and scheduled union wage increases. Fuel costs were higher, reflecting a general increase in fuel prices.

Depreciation and Amortization. Depreciation and amortization decreased $1.2 million for the nine month period ended June 30, 1996, as compared to 1995. Approximately $0.4 million of the decrease is attributable to a year to date reduction in landfill depletion expense based on the receipt of annual estimates of utilization and remaining capacity at the Company's landfills prepared by independent third-party engineers. The remainder is attributable to a reduction in depreciation expense from a number of assets that became fully depreciated at September 30, 1995 along with the buyouts of expiring capital leases during fiscal year 1995.

ESOP Compensation Expense. ESOP compensation expense is primarily based on the Company's contribution to the ESOP and decreased $2.7 million for the nine month period ended June 30, 1996, as compared to the same period in 1995. ESOP compensation expense for 1996 is based on a restructuring of Company loans to the ESOP, which resulted in lower payment amortization. ESOP compensation expense for the period ended June 30, 1996 also reflected a reduction of $1.0 million which resulted from the year to date effects of an unanticipated decrease in the Company's expected contribution to the ESOP relating to the ESOP's use of $3.5 million (received as a result of a litigation settlement) to reduce ESOP debt to the Company.


General and Administrative. General and administrative expenses increased $3.8 million (20.0%) for the nine month period ended June 30, 1996, as compared to the same period in 1995. As a percentage of revenues, general and administrative expenses increased to 10.9% for the nine months ended June 30, 1996 from 9.5% for the same period last year. The increase was due to higher payroll and related costs which resulted from general wage increases, additional management personnel, higher administrative costs associated with the new and/or expanded landfill operations in San Bernardino and San Diego
Counties, along with higher professional services.

Operating Income.  Operating income decreased $1.4 million
(5.8%) for the nine month period ended June 30, 1996, as compared to the same period in 1995. As a percentage of revenues, operating income decreased to 10.9% from 12.1% for the nine months ended June 30, 1996 and 1995, respectively. The results for the period ended June 30, 1996 were favorably impacted by the recognition of the year to date effects of adjustments to landfill depletion expense and ESOP compensation expense described above. The primary causes of the decrease in operating income for the current period were the significant drop in recycling revenues due to lower commodity prices coupled with higher operating and general and administrative expenses.

Interest Expense. Interest expense increased by $2.6 million (17.0%) to $17.9 million for the nine months ended June 30, 1996, as compared to the same period in 1995. The increase is due to a higher effective interest rate associated with the Company's Senior Notes issued as part of the refinancing transaction in November 1995.

Settlement of Litigation. Settlement of litigation for the nine months ended June 30, 1996 reflects the payment of $3.6 million made to the holders of ESOP Notes as part of the ESOP noteholder litigation settlement agreement.

Other Income (Expense). Other income decreased by $1.7 million (84.0%) to $0.3 million for the nine months ended June 30, 1996, as compared to the same period in 1995. The decrease in other income was due to non-operating expenses incurred during the current period, including equity in losses of an affiliate, certain expenses associated with the refinancing transaction, losses incurred from the sales of investments held in trust accounts, lower interest earned on trust fund balances and the absence of equity in earnings of another affiliate which was sold in July 1995.

Income Tax Expense (Benefit). There was no income tax expense in the first nine months of 1996, as compared to income tax expense of $4.3 million for the same period in 1995. The Company anticipates an effective rate for fiscal 1996 of zero as a result of its evaluation that it will realize certain of its deferred tax assets for which a valuation allowance had previously been established.* It is anticipated in fiscal 1997 and thereafter that the Company's effective tax rate may be higher than the statutory federal rate because of the existence of permanent differences between financial statements, tax returns and state taxes.*


Extraordinary Gain. The Company recorded an extraordinary gain of $31.4 million as a result of the early extinguishment of subordinated notes pursuant to the refinancing transaction.

Net income. The Company recorded net income of $32.5 million for the nine months ended June 30, 1996, as compared to net income of $6.7 million for the same period in 1995. The net income for the current period is attributable to the Extraordinary Gain and the one time ESOP expense adjustment, offset by those factors discussed in Operating Income as well as higher interest expense, settlement of litigation and lower other income.

Liquidity and Capital Resources

The Company's cash requirements consist principally of working capital requirements, interest on outstanding indebtedness, capital expenditures and deposits to trust funds to satisfy certain environmental statutes and regulations. The Company has operated with working capital deficits for the past several years, primarily due to the current portions of debt obligations and other accrued liabilities. Throughout this period, the Company has financed its operations primarily through operating cash flow and the proceeds from divestiture of certain operations. The Company was able to take advantage of limited access to capital lease financing during the last year. With the completion of the refinancing transaction in November 1995 and the impact of operations for the current period, the Company has improved its working capital position by $34.0 million to a working capital deficit of $1.5 million from a deficit of $35.5 million at September 30, 1995. In addition to the improvements in working capital, as part of the refinancing transaction the Company entered into a credit agreement that provides for up to $100 million of additional borrowings which, subject to certain limitations and covenant restrictions (including financial ratios), can be drawn by the Company to fund ongoing operations, invest in capital equipment and/or facilities and to finance acquisitions. At June 30, 1996 the Company had utilized $9.4 million of its credit facility for letters of credit and had availability under the agreement (based on limitations imposed by certain financial ratios) of $36.1 million of which $14.6 million may be utilized for additional letters of credit. The Indenture governing the Senior Notes contains provisions which, among other things, (i) limit the Company's and its subsidiaries' ability to declare or pay dividends or other distributions (other than dividends or distributions payable to Norcal or any wholly owned subsidiary of Norcal), (ii) limit the purchase, redemption or retirement of capital stock and (iii) limit the incurrence of additional debt.

Cash Flow from Operations. Cash flow from operations decreased 76.3% to $6.2 million for the nine months ended June 30, 1996 from $26.0 million for the same period last year. The decrease was due to the income before extraordinary item of $1.1 million for the nine months ended June 30, 1996 compared to income of $6.8 million for the same period a year ago, increases in accounts receivable, prepaid expenses and reductions in accrued interest and other items previously accrued. The Company expects future cash flow generated from operating activities and available financing will be adequate to support ongoing activities of the Company and generate cash flow sufficient to support capital expenditures and other investing and financing activities.*


Cash Flow from Investing Activities. Cash used by investing activities was $1.7 million for the nine months ended June 30, 1996. The Company generated $6.8 million from the liquidation of trust funds that were released upon termination of an indemnification trust by current and former directors of the Company. The Company withdrew $3.4 million from other trust funds for reimbursements of landfill closure and corrective action activities. In addition, $2.7 million was received from restricted cash accounts which were released upon completion of the refinancing transaction and applied to the then outstanding debt balance. The Company also generated $1.2 million from the sale of miscellaneous assets and used $15.5 million on capital expenditures during the nine month period primarily for vehicles, containers and other equipment.

For the same period last year, the Company withdrew $9.1 million from restricted cash accounts to fund a litigation settlement of $5.5 million which occurred in December 1994, along with partial funding of the $14.5 million of capital expenditures made during the period.

Cash Flow from Financing Activities. During the nine months ended June 30, 1996, the Company used $6.1 million in cash for financing activities. As discussed above, the Company completed a refinancing transaction on November 21, 1995 which included the receipt of $170.2 million from the issuance of Senior Notes and the payment of then outstanding bank debt, certain capitalized lease obligations and redemption of subordinated notes. In addition, the Company incurred approximately $9.9 million in fees and expenses related to the transaction. In addition, the Company received $3.5 million from the ESOP as payment of notes receivable which the ESOP paid from the proceeds of the litigation settlement.

During the same period in 1995, the Company used $16.2 million in cash for financing activities. Financing activities for that period consisted of principal payments on long term debt and capital leases of $19.3 million, partially offset by proceeds from capitalized leases of $3.2 million.

Environmental Regulations

The Company's business activities are subject to extensive and evolving regulation under complex federal, state and local laws for the protection of public health and the environment. These laws, and the numerous regulatory bodies responsible for interpreting and enforcing them, impose significant restrictions and requirements on the Company and also impact the municipalities the Company serves and operators of non-owned landfills used by the Company. The Company believes that this regulation will continue in the future.*


Various federal and state regulations require owners or operators of solid waste landfill sites to provide financial assurances for the closure and post-closure monitoring and maintenance of these sites. The Company uses independent engineers to assist it in assessing the estimates of future costs of complying with such regulations. A significant portion of the landfill closure and post-closure liability relates to the leachate and groundwater management and remediation. There are many unknown and uncertain factors including regulatory requirements, incomplete data with respect to projected volumes, quality and cost of treatment among others. Accordingly, estimates for closure and post-closure management and remediation of leachate and contaminated groundwater could be subject to periodic and substantial revision as the Company's knowledge increase concerning these factors.

Inflation and Prevailing Economic Conditions

Historically, the Company has experienced cost increases due to the effects of inflation on its operating expenses, particularly the cost of compensation and benefits, and the replacement of or additions to property and equipment. Fuel costs which fluctuate with inflation and other market conditions also have affected operating results. Most of the Company's operations are subject to rate setting processes which allow for the recovery of certain costs including labor and fuel. However, inflationary increases in operating costs may cause the Company to incur lower operating margins, at least until such time as new rates can be implemented. Rate adjustments, if approved, can take several months. The rise in fuel costs during the six months ended June 30, 1996 has had a negative impact on Company results at least until such time as the Company may be able to attain the necessary rate increases to compensate it for higher fuel costs or fuel cost prices subside to previous levels.*

Due to the Company's concentration in California, cyclical economic conditions in California will have an impact on the Company's results.* The Company is unable to determine the significance a California economic downturn would have on its operations.

Seasonality

The Company's revenues tend to be higher during spring and summer (third and fourth fiscal quarters) than fall and winter when lower volumes of certain types of waste, such as yard clippings and construction and demolition debris are generated. This typically results in decreased volume at the Company's transfer stations, waste collection, and landfill operations during these months.*


Accounting Matters

In October 1995, Statement of Financial Accounting Standard No. 123 "Accounting for Stock Based Compensation" (SFAS 123) was issued. This Statement defines a fair value based method of accounting for an employee stock option or similar equity instrument and encourages all entities to adopt that method of accounting for all of their employee stock compensation plans. However, it also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by APB Opinion No. 25 (APB
25) Accounting for Stock Issued to Employees. The Company has tentatively concluded it will continue to utilize the method of accounting prescribed by APB 25.


PART II - OTHER INFORMATION

Item 1.     Legal Proceedings

	    Litigation Regarding the ESOP Notes.

The 1995 settlement (the "Settlement") between Norcal, the
Norcal Waste Systems, Inc. Employee Stock Ownership Plan and
Trust (the "ESOP") and the plaintiffs in Abraham, et. al. v. Norcal Waste Systems, Inc., et. al., Case No. C94-076 CAL (the "Abraham Action"), related to certain claims by former holders of certain notes issued by the ESOP, requires that Norcal and the ESOP cooperate with the plaintiffs in bringing an action regarding the enforceability and scope of any indemnity or other liability of any parties released in the Settlement as may be reasonably necessary to resolve any claim of such liability made by the remaining defendant, the Bank of America (the "Bank").
The Bank has asserted that Norcal and the ESOP have continuing indemnification obligations to it in connection with the Abraham Action. On June 19, 1996, Norcal and the ESOP moved to intervene in the Abraham Action to bring a declaratory relief action establishing that they have no obligation to indemnify the Bank following the Settlement. On August 16, 1996 the court granted the motion to intervene and allowed the filing of the declaratory relief action. On September 10, 1996 the Bank filed tort, contract and declaratory relief claims against Norcal and the ESOP arising out of the Settlement and the events alleged in the Abraham Action seeking compensatory and punitive damages.

	    Department of Labor Matter.

In accordance with the settlement between the Department of Labor (the "Department") and the Company (the "Department-Company Settlement"), the Internal Revenue Service and the Department made the determinations necessary to allocate and release the approximately $3.5 million in settlement proceeds that had been held in escrow. In May 1996, pursuant to those determinations, $45,000 of proceeds was deposited in one of the Company's pension plans; and the remainder was remitted to the ESOP, which used such proceeds to pay a portion of its debt to the Company.

On March 29, 1996, the Bank of America (the "Bank") and the Department entered into a settlement of the action entitled Reich v. Bank of America, NT & SA, Case No. C96-0583 CAL (the "Bank-Department Settlement"), which was conditioned on the Company and the Company's pension plans (the "Plans") issuing releases of the Bank. In April 1996, pursuant to the Bank-Department Settlement, the Bank paid to the Plans the aggregate amount of $4.0 million; and the Bank released the Company, the Plans and certain related persons, including officers, directors, agents, fiduciaries, advisers and attorneys, from all claims, including indemnification claims, relating to the Techno-Therm transaction, the Bank-Department Settlement or the Department-Company Settlement. The Bank's $4.0 million payment to the Plans will result in a reduction of the Company's pension liability balance and the pension liability adjustment component of the Company's Stockholder's Deficit.


Item 2.     Changes in Securities

	   None

Item 3.     Defaults Upon Senior Securities

	   None

Item 4.     Submission of Matters to a Vote of Security Holders

	   None

Item 5.     Other Information

On September 24, 1996 Norcal issued $175.0 million in principal amount of 12-1/2% Series B Senior Notes in exchange for an identical face amount of outstanding 12-1/2% Series A Senior Notes upon consummation of Norcal's exchange offer.


Item 6.     Exhibits and Certain Reports

         3.1            Articles of Incorporation of Norcal Waste Systems, Inc.*

         3.2            Restated By-laws of Norcal Waste Systems, Inc.*

         4.1            Indenture Agreement between Norcal Waste Systems, Inc.
                        and IBJ Schroder Bank and Trust Company dated as of November 21, 1995*

         4.2 Form of 12-1/2% Series A Senior Notes due 2005 (included in Exhibit 4.1, Exhibit A)*

         4.3 Form of 12-1/2% Series B Senior Notes due 2005 (included in Exhibit 4.1, Exhibit A)*

        10.16           Employment Agreement between the Company and Donald M.
                        Moriel dated as of June 4, 1996*

        10.17           Separation Agreement between the Company and Richard
                        C. Broderson effective as of March 15, 1996*

        10.25           1996 Executive Stock Incentive Plan, as amended*

        10.26           1996 Non-Employee Director Stock Option Plan*

        10.27 Restated Consulting Agreement between the Company and Robert Corbolotti dated July 19, 1996*

        10.28 Restated Consulting Agreement between the Company and David Pacini dated July 19, 1996*

        10.29           Short-term Incentive Bonus Plan*

        10.30           Employment Agreement between the Company and Michael
                        J. Sangiacomo, dated as of January 22, 1996, as amended*

        10.31 Employment Agreement between the Company and Robert Corbolotti, dated as of June 24, 1996, effective as of January 22, 1996, as amended*

        10.32 Employment Agreement between the Company and David Pacini, dated as of June 24, 1996, effective as of January 22, 1996, as amended*

        10.33           Option Agreement between the Company and Michael J.
                        Sangiacomo, dated as of June 24, 1996, as amended*

        10.34 Option Agreement between the Company and David Pacini, dated as of June 24, 1996, effective as of January 22, 1996, as amended*

        10.35 Option Agreement between the Company and Robert Corbolotti, dated as of June 24, 1996, effective as of January 22, 1996, as amended*


        10.36 Summary of Material Terms of Severance Policy for Certain Key Employees*

        10.38 Consulting Agreement between the Company and Kaufman Campaign Consultants dated May 16, 1996*

        10.39           Deferred Compensation and Stock Option Plan*

        10.40 Stock Option Agreement dated as of April 4, 1996, between the Company and John B. Molinari*

        10.42 Stock Option Agreement dated as of April 4, 1996, between the Company and H. Welton Flynn*

        27.00           Financial Data Schedule

* Incorporated by reference to the identically numbered exhibit to Registrant's registration statement No. 33-80777 on Form S-4, as amended and declared effective on August 16, 1996.


                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                           NORCAL WASTE SYSTEMS, INC.
                                                 (Company)


                                           /s/ Mark R. Lomele
                                          -------------------------------
                                                  Mark R. Lomele
                                                Vice President and
                                           Acting Chief Financial Officer


Dated as of: September 27, 1996