Form 10-K
period 1996-09-30
NORCAL WASTE SYSTEMS INC
filed 1996-12-27
CIK 932923

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D. C. 20549

                                   FORM 10-K
(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
     THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1996.
                                       OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
     THE SECURITIES EXCHANGE ACT OF 1934.

     FOR THE TRANSITION PERIOD  _________ TO  _________ .
     COMMISSION FILE NUMBER 33-80777

                           NORCAL WASTE SYSTEMS, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                  CALIFORNIA                                    94-2922974
       (STATE OR OTHER JURISDICTION OF                       (I.R.S. EMPLOYER
        INCORPORATION OR ORGANIZATION)                     IDENTIFICATION NO.)

               FIVE THOMAS MELLON CIRCLE, SAN FRANCISCO, CA 94134
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (415) 330-1000

          SECURITIES REGISTERED PURSUANT TO SECTION 15(D) OF THE ACT:
                     12 1/2% SERIES B SENIOR NOTES DUE 2005
                                (TITLE OF CLASS)

     INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH
FILING REQUIREMENTS FOR THE PAST 90 DAYS.  YES  X   NO  __

     INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K. [X]

     NORCAL WASTE SYSTEMS, INC., IS CURRENTLY 100% OWNED BY AN EMPLOYEE STOCK OWNERSHIP PLAN.

     INDICATE THE NUMBER OF SHARES OUTSTANDING OF THE ISSUER'S COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE: ON DECEMBER 15, 1996, THERE WERE 24,134,973 SHARES OF COMMON STOCK OUTSTANDING.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS

Forward Looking Information

     Those statements followed by an asterisk (*) may be perceived to be forward looking statements. Any such statements should be considered in light of various risks and uncertainties that could cause results to differ materially from expectations, estimates or forecasts expressed. The various risks and uncertainties described below in "Risk Factors" and elsewhere in this Form 10-K include, but are not limited to: changes in general economic conditions, inability to maintain rates sufficient to cover costs, inability to obtain timely rate increases, fluctuations in commodities prices, changes in environmental regulations or related laws and competition. The Company does not undertake to update any forward-looking statement that may be made from time to time by or on its behalf.

History and Certain Recent Developments

     Norcal Waste Systems, Inc. ("Norcal" or the "Company"), a California corporation, is a vertically integrated waste management company. Norcal provides services to approximately 377,000 residential and 44,000 commercial and industrial customers (as of September 30, 1996) throughout the State of California through 24 operating subsidiaries. The Company's principal activities include refuse collection, recycling and other waste diversion, transfer station and hauling operations, and management of both Company-owned and third party-owned landfills.

     The Company traces its roots to the 1920s and, pursuant to a City of San Francisco Ordinance enacted in 1932 (the "Ordinance"), has provided substantially all of the residential and commercial refuse collection in San Francisco since that time. The Company currently provides waste management services to 38 cities and counties throughout California. The Company operates 28 landfills in California, five of which it owns, and owns and operates six transfer stations and three materials recovery facilities ("MRFs"). Norcal is currently 100% owned by an employee stock ownership plan (the "ESOP").

     In 1987, the Company's two predecessors merged to form the Company. Beginning in late 1990, the Company experienced severe constraints on its liquidity, due in large part to a severe recession in California, regulatory changes that required pre-funding for landfill closure and post-closure obligations, significant indebtedness outstanding after the merger, and additional indebtedness incurred to finance certain acquisitions and to fund capital expenditures, including those in connection with mandated increased recycling. In early 1991, the Company was unable to pay required amounts on certain of its outstanding indebtedness and did not make contributions to the ESOP to enable the ESOP to service its indebtedness. As a result, the Company and the ESOP defaulted on substantially all of their outstanding debt.

     In December 1994, Norcal effected a settlement with the holders of certain subordinated notes (the "Old Subordinated Notes") issued by one of the Company's predecessors in 1987 to former shareholders. Pursuant to the settlement, Norcal paid approximately $5.5 million in cash to settle certain claims, and issued $51.0 million aggregate principal amount of new subordinated notes (the "Class A and B Notes") in exchange for all of the Old Subordinated Notes which, together with accrued interest, aggregated $59.5 million. Norcal subsequently redeemed the Class A and B Notes for approximately $39.3 million with a portion of the proceeds from the Refinancing (as defined herein). In August 1995, Norcal and the ESOP reached a settlement with certain holders of other subordinated notes (the "ESOP Notes") issued by the ESOP in 1986 to former shareholders of the Company's other predecessor. As of November 21, 1995, the outstanding aggregate balance of the ESOP Notes was $53.5 million, including accrued but unpaid interest. Norcal utilized approximately $37.8 million of proceeds from the Refinancing to effect the settlement and provide for the retirement of the ESOP Notes.

     On November 21, 1995, Norcal issued 12 1/2% Series A Senior Notes ("Series A Senior Notes") in an aggregate principal amount of $175.0 million, for which it received proceeds, after original issue discount, of approximately $170.2 million (the "Offering"). The Company used the proceeds from the Offering (less certain associated expenses), together with certain cash balances, to retire approximately $199.1 million of its then outstanding indebtedness and certain of the ESOP's indebtedness to third parties.

     Concurrent with the Offering, the Company entered into a new bank credit agreement providing for a revolving credit facility with maximum availability of $100.0 million, of which up to $25.0 million may be utilized for letters of credit (such credit agreement, as amended, is hereafter referred to as the "Credit Agreement"). As of September 30, 1996, the Company had utilized $9.4 million for letters of credit and had availability under the Credit Agreement of approximately $25.0 million, with an additional $15.6 million available for letters of credit and additional amounts potentially available to fund acquisitions based on certain pro-forma ratios. The financing provided by the Offering and the Credit Agreement together with the transactions effected through the application of the initial proceeds thereof, are collectively referred to herein as the "Refinancing." The Credit Agreement was recently amended primarily to provide additional flexibility under the financial covenants contained therein and increase the Company's ability to incur certain types of additional debt (including indebtedness incurred in connection with acquisitions).

     In September 1996, the Company exchanged all of the outstanding Series A Senior Notes for an identical principal amount of 12 1/2% Series B Senior Notes (the "Senior Notes") registered under the Securities Act of 1933.

     On November 1, 1995, the Company commenced operation of nine additional active landfills in San Bernardino County, bringing the total number of landfills operated by the Company in San Bernardino County to 17. Furthermore, as of the same date, the Company assumed primary responsibility for designing and implementing a strategic plan to identify and address the County's long-term waste disposal needs, and assumed specific responsibilities including closure and monitoring of non-active landfills and identification, permitting and construction of new landfills and landfill expansions.

     The Company employs approximately 1,300 employees under union contracts. Of this total, approximately 59% are covered under contracts that have expired or will expire by December 31, 1996. The Company is currently in the process of negotiation with representatives of the various unions.

     The Company reached agreement in October 1996 with Humboldt County on the funding of certain landfill liabilities related to the Cummings Road Landfill upon the expiration of the current waste disposal agreement in September 1998. The County has agreed, among other things, to provide funding for any outstanding liability funding requirements with respect to closure/post-closure and/or corrective action activities at the landfill.

     The Company completed the acquisition of the assets of a company in Butte County for approximately $4.5 million in November 1996. This was the Company's first acquisition since the completion of the Refinancing.

     In September 1996, the Company applied for an increase to its collection and disposal rates in the City of San Francisco. The application requested an increase of 14.9%, to be effective March 1, 1997, to fund several new recycling programs requested by the City, along with increases to recover current and projected increases in operating costs. In accordance with the rate procedures dictated by the Ordinance, the Director of Public Works (the "Director") held hearings and filed two recommended rate orders (the "Recommended Rate Orders") in mid-December 1996. The Recommended Rate Orders provide for a 9.5% increase, which was lower than requested, primarily due to the disallowance of ESOP expense which historically was allowed in the rates. The Company objects to the positions taken by the Director and intends to vigorously pursue its rights under the Ordinance, including filing an appeal with the Refuse Collection and Disposal Rate Board (the "Rate Board"), which has the authority to make the final rate determination. See "Risk Factors -- Changes in Legislation and Political Uncertainty -- Problems in Rate-Setting Process" and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Collection Operations

     The Company provides refuse collection services to residential, commercial and industrial customers in California. Residential customers accounted for approximately 43% of the Company's refuse collection revenues in fiscal year 1996, and commercial and industrial customers accounted for the remaining 57%.

     Services to residential customers are typically provided pursuant to municipal contracts or franchises that obligate the Company to collect from all residences in a specified area. At inception, these contracts typically extend for 5 to 20 years. As of September 30, 1996, the Company had 37 franchise agreements with municipalities and served many additional customers through operating contracts.

     Commercial services are typically provided under contracts ranging from 1 to 3 years while contracts for the larger "roll-off" container services may provide for either temporary or longer-term services. Fees are negotiated with each customer and are determined by such factors as frequency of collection, type and size of equipment furnished, and the type and volume or weight of the waste collected.

     San Francisco Operations. Since 1932, the Company has provided solid waste collection and recycling in San Francisco pursuant to the Ordinance, which provides that, with limited exceptions, only a collector that has been granted a permit for a specified route may collect or transport solid waste on that route. The Company's principal operating subsidiaries have held the only permits for substantially all the routes subject to the Ordinance since 1932, which routes serve virtually all of San Francisco. San Francisco operations represent the single largest portion of the Company's business, accounting for approximately 170,000 of its customers and approximately 40% of its total revenues for fiscal year 1996. The Ordinance permits refuse with "commercial value" (as defined in the Ordinance and interpreted by the courts) to be collected without a permit. In addition, debris boxes at construction sites do not require a permit under the Ordinance. The Company competes for the placement of boxes at construction sites and the collection of refuse with commercial value.

     The Company's San Francisco permits continue until terminated under the provisions of the Ordinance. Termination, or the award of permits to a competitor, could occur if, among other things, the Company were to provide inadequate service. None of the Company's permits has been terminated since their initial grant in 1932. A vote to repeal or amend the Ordinance could also adversely affect the status of the Company's permits. The Company defeated two initiatives placed on the San Francisco ballot in 1993 and 1994 that, if enacted, would have repealed or amended the Ordinance and opened residential and commercial refuse collection to competition. See "Risk Factors -- Changes in Legislation and Political Uncertainty -- Ballot Initiatives Affecting Ordinance."

     If a similar initiative passes in the future, the Company believes that although a portion of the Company's operations may be immediately affected, California statutory law would not allow the Company to be completely displaced by another exclusive waste collection provider for five years unless a buy-out arrangement were reached between the Company and San Francisco on mutually satisfactory terms or the permits were terminated pursuant to the existing provisions of the Ordinance. Furthermore, the Company believes it would be difficult to create an alternative to its transfer station anywhere in or around San Francisco because of community resistance, permitting requirements and the requirements of the California Environmental Quality Act.* See "Risk
Factors -- Changes in Legislation and Political Uncertainty -- Potential Flow Control Legislation."

     The Company currently deposits solid waste collected in San Francisco at an independently owned landfill at favorable rates. These rates are set by an agreement between San Francisco, the Company and the third party-owner of the landfill, and are subject to annual increases for inflation and regulatory costs. This agreement is one of several agreements to which the Company is a party (the "Waste Disposal Agreements") relating to certain operations in San Francisco that clarify the relationships among the City and County of San Francisco, the Company and the third-party owner of the landfill at which all non-hazardous solid waste collected in San Francisco is deposited. The Waste Disposal Agreements continue until the earlier of the year 2053 or the deposit of 15 million tons of waste in the landfill. Although estimates are uncertain, the Company believes, based on historical disposal volumes, the Waste Disposal Agreements will remain in force until at least 2012.*

     Franchise and Other Agreements. Outside of San Francisco, the Company provides most collection services pursuant to franchise and other agreements with local governmental entities that obligate the Company to collect from all residences and, often, commercial establishments within a specified area. Such agreements typically grant near-exclusivity, although some expressly allow limited activities by others, such as residential self-hauling and recycling by charitable or non-profit organizations. Certain agreements allow competition for specified categories of commercial waste such as construction debris. A local governmental entity may enter into multiple franchise or other agreements with different collection companies, each covering a distinct territory within its jurisdiction. The Company has multiple agreements with certain governmental entities, in some cases representing the entity's entire jurisdiction and in other cases representing only part of that entity's jurisdiction.

     At inception, the Company's franchise and other agreements relating to its collection operations typically have terms of between five and 20 years. Although the Company's franchise and other agreements generally provide for termination under specified circumstances, such as failure to provide adequate and continuous service, failure to comply with applicable laws, or insolvency or bankruptcy, the Company has never had an agreement terminated for such cause. For fiscal year 1996, 74% of the Company's collection revenues, excluding San Francisco operations, were generated under franchise and other agreements with remaining terms of five years or more. In the past ten years, the Company has been successful in renewing or extending substantially all of its franchise and other agreements. In light of increasing competitive pressure in the waste industry, and the risks of competitive bidding, there can be no assurance that the Company will be able to renew existing franchise and other agreements, or that such franchise and other agreements will yield levels of profit consistent with past levels.* See "Risk Factors."

     Changes in state or local laws could also terminate the exclusivity of these agreements or otherwise subject the Company to greater competition in its collection activities. Under California law, counties may be required to conduct competitive bidding upon the expiration of collection franchise agreements, although under certain conditions counties may extend existing franchise agreements for one additional term (not to exceed 25 years) without such bidding. The majority of the Company's franchise agreements are with municipalities other than counties and are unaffected by this law. However, any laws enacted in the future requiring competitive bidding could have a material adverse effect on the Company's financial condition or results of operations.* In addition, a California Court of Appeal ruled in 1994 that state facilities such as state universities and other schools, correctional facilities, office buildings, and parks are free to conduct competitive bidding despite exclusive franchises granted under local ordinances. See "Risk Factors -- Changes in Legislation and Political Uncertainty -- Potential Competitive Bidding."

     Rates. Refuse collection customers pay a single rate that is designed to cover not only collection services, but all the services the Company performs as to the materials it collects, including transfer, landfill disposal and recycling. In most jurisdictions, rate boards, city councils or other local governmental agencies are authorized to set the rates the Company may charge at a level that allows the Company to recover projected specified costs and realize a profit margin. Such specified costs generally include all direct operating costs, such as direct collection costs (such as personnel and equipment); any applicable recycling costs; operating costs or tipping fees for transfer stations, landfills and other facilities; interest charged on leases; depreciation; trust fund obligations associated with closure and maintenance of landfills; and other costs. In San Francisco the Ordinance prescribes an involved ratesetting procedure under which a rate board determines rates for residential customers on a similar basis.

     The Company generally applies for rate increases every one to three years in each of its franchise areas to reflect changes in its costs of providing services. Although rate increases have generally been satisfactory, at times the Company has not succeeded in fully coordinating the timing and amount of rate increases with increases in its expenses or capital expenditures, including ESOP and other corporate-related costs, or has not succeeded in obtaining rate increases to cover capital expenditures or increased costs, resulting in reduced margins. Some of the Company's franchise agreements provide for inflation-based adjustments to a negotiated rate. The negotiated rates may be adjusted for specific regulatory and certain other cost increases. In September 1996 the Company applied for an increase to its collection and disposal rates in the City of San Francisco. The application requested an increase of 14.9%, to be effective March 1, 1997, to fund several new recycling programs requested by the City, along with increases to recover current and projected increases in operating costs. In accordance with the rate procedures dictated by the Ordinance, the Director held hearings and filed the Recommended Rate Orders in mid-December 1996. The Recommended Rate Orders provide for a 9.5% increase, which was lower than requested, primarily due to the disallowance of ESOP expense which historically was allowed in the rates. The Company objects to the positions taken by the Director and intends to vigorously pursue its rights under the Ordinance, including filing an appeal with the Rate Board, which has the authority to make the final rate determination. See "Risk Factors -- Changes in Legislation and Political Uncertainty -- Problems in Rate-Setting Process" and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

     Outside of San Francisco, commercial and industrial fees are generally regulated by local governments and vary from customer to customer depending on such factors as frequency of collection, volume or weight of waste, type of equipment furnished by the Company, and distance from the customer site to the Company's disposal facility. Although rates for commercial and industrial customers in San Francisco are subject to negotiation and are not directly regulated, historically the Company's practice has been to raise these rates consistent with percentage increases in residential rates.

     Recycling and Waste Diversion. The Company provides a variety of recycling services, including material recovery services and other waste diversion services (collectively, "recycling services"), under arrangements with various local governments and directly with commercial customers. At times a substantial portion of the Company's recycling revenues have been derived from the sale of various grades of recycled paper and paper products. Prices of recyclable commodities are volatile and cause fluctuations in the Company's recycling revenues. In addition, the costs associated with mandated recycling efforts and the resulting increase in supply of, and reduction in sales prices for, recyclable materials place pressure on the Company's operating margins in its recycling operations. See "Risk Factors -- Fluctuations in Prices for Recyclable Commodities."

     The Company owns and operates six transfer stations. Transfer station ownership allows the Company to exercise greater control over the waste stream from its collection operations and promotes greater efficiency in its recycling and waste transportation activities. As of September 30, 1996, over 80% of the waste delivered to these facilities came from the Company's collection operations. The City and County of San Francisco requires that all refuse collected in San Francisco by refuse collectors be deposited at a transfer station owned by the Company.

Landfills

     The Company operates 28 landfills in California, five of which it owns and 23 of which are owned by local governmental entities. Each of these landfills generally accepts only non-hazardous waste, with the exception of certain wastes that may be hazardous due to asbestos content.

     Owners or operators of landfills face substantial liabilities, including environmental impairment liabilities, closure and post-closure maintenance obligations and corrective action obligations. With respect to all but one of the third party landfills currently managed by the Company, the Company is a contractor and is not the operator under the applicable permits. In those circumstances, the Company is not responsible for closure and post-closure maintenance obligation payments. In addition, in San Bernardino County, the County has agreed to indemnify the Company for certain other liabilities.

     Owned Landfills. The following table sets forth certain information about the five landfills owned by the Company:

                                                                        YEAR        APPROXIMATE
                                                                      LANDFILL       PERMITTED
                                                                       BEGAN         LANDFILL
                  LANDFILL                       LOCATION            OPERATIONS     ACREAGE(A)
    ------------------------------------  -----------------------    ----------     -----------
    B & J...............................  Vacaville, CA                 1964            260
    Cummings Road(b)....................  Eureka, CA                    1969             30
    Ostrom Road(c)......................  Yuba County, CA               1995            220
    Pacheco Pass(d).....................  Santa Clara County, CA        1963             60
    Yuba-Sutter(e)......................  Marysville, CA                1967            100

---------------
(a) Includes all permitted landfill acres. Total landfill area is approximately 2,500 acres, including contiguous acres. Not all contiguous acres are permittable.

(b) The Company has entered into an agreement that may result in the closure of this landfill and the diversion of waste currently deposited there to an alternative site.

(c) The permit for this landfill was obtained in December 1993. The Company commenced construction and preparation of this site in the third calendar quarter of 1994. Site utilization began in the second calendar quarter of 1995.

(d) Permitted acreage includes approximately 35 acres that can only be used for the disposal of concrete, asphalt and similar inert demolition waste due to the existence of geologic conditions unsatisfactory for landfill siting.

(e) This landfill substantially reached its capacity in November 1996. The waste stream associated with this landfill is being transferred to the Ostrom Road Landfill located 14 miles away.

     Based on its estimates, the Company believes it owns landfills with sufficient capacity to service each of the markets currently served for a minimum of six years.* Although certain of the Company-owned landfills have limited remaining capacity, the Company believes it will be able either to redirect waste being deposited at these landfills under existing contracts to Company owned landfills with substantial remaining capacity or extend the life of the landfill by permitting additional acreage or redesigning the site.* During fiscal year 1996, the Company's B & J and Ostrom Road landfills obtained Class II permits, which allow these landfills to accept non-hazardous waste that is capable of degrading water quality if not properly handled, in addition to municipal solid waste. The Company's estimates of remaining landfill capacity are updated annually and are based, among other things, on the terms of existing permits, remaining permitted capacity and anticipated incoming waste volumes taking into account projected community growth rates.

     Of the waste deposited at Company-owned landfills for fiscal year 1996 approximately 88% was received from the Company's collection, waste diversion and transfer station operations and 12% was received from independent third party collectors, hauling companies and self-haulers.

     Operated Landfills. The Company currently manages 23 third party-owned landfills, 22 under contracts with the permitted operators and one under lease from the landfill owner. These landfills have approximately 2,150 permitted acres. Landfill operating agreements with third party owners generally provide for payment to the Company of a fee based on tonnage received. In 1989, the Company commenced operation of four landfills in San Bernardino County, and in 1991 commenced operation of an additional four landfills. In 1995, the Company entered into a contract with San Bernardino County, pursuant to which the Company on November 1, 1995, commenced operation with respect to all active landfills in San Bernardino County (bringing the total number of landfills operated by the Company in San Bernardino County to 17), and, the Company assumed primary responsibility for designing and implementing a strategic plan to identify and address San Bernardino County's long-term waste disposal needs. The Company also assumed specific landfill management responsibilities including closure and monitoring of non-active landfills and identification, permitting and construction of landfill expansions.

     Approximately 14% of the Company's revenues for fiscal year 1996 were derived from services performed for San Bernardino County. The Company's revenues from San Bernardino County are derived from two categories of services. The core service is the performance of ongoing landfill operations activities. Over the term of the contract the amount of revenues from this core service will vary primarily as a result of changes in volume of waste deposited at landfills and changes in the Company's per ton compensation rate. The other component of revenues represents activities associated with the planning and implementation of the strategic plan to regionalize landfill operations in San Bernardino County. This includes planning, engineering and construction management for landfill expansions, transfer station construction and landfill closures. It is anticipated that the majority of these activities will be completed over the next 7 years, during which time San Bernardino County plans to spend over $200 million. While revenues generated from these activities are significant, the Company generally earns lower margins than on its collection and disposal operations, due to the fact that there is little capital investment required to generate the additional revenues and revenues are provided on a cost plus profit margin basis per the agreement. In addition, this business involves substantial subcontractor, consulting and other related expenses paid to third parties. The Company's agreement with San Bernardino County terminates on June 30, 2001. The Company, at its option, may extend the agreement for up to an additional thirty years, so long as the projected waste stream to the landfills meets certain levels. However, each party may terminate the contract for default, failure to reach an agreement regarding the reconfiguration of the landfills and other facilities following a reduction in tonnage, or the bankruptcy or insolvency of the other party. In addition, beginning July 1, 1999, San Bernardino County may terminate the contract so long as it municipalizes such operations or uses a competitive procedure to select a contractor, and either party may terminate the contract for failure to reach an agreement regarding the redetermination of the Company's per ton compensation rate (which rate must be redetermined every three or four years, at the option of San Bernardino County).

     On March 1, 1995, the Company commenced daily management activities of five landfills covering approximately 700 permitted acres in San Diego County pursuant to a contract that expires in 2000. The Company's other landfill operation covering approximately 300 permitted acres is in Placer County, California and expires in 2001.

     Landfill Development. The Company regularly reviews the status of its owned landfills for opportunities to expand the operating capacity of such landfills. During fiscal year 1996 the Company obtained permits to expand the B & J landfill from 141 to 256 permitted acres. Because the process of developing new landfills or expanding existing landfills is lengthy, complex and expensive there can be no assurance that the Company will be successful in its future attempts to expand its landfills or develop new ones. See "Risk Factors -- Changes in Legislation and Political Uncertainty -- Difficulty of Obtaining Landfill Permits."

     Financial Assurance Obligations. Extensive regulation of landfills not only affects their siting and operations but also imposes long-term obligations on landfill owners or operators to make substantial efforts to close landfills and maintain them following closure for at least 30 years. The Company believes that where it operates landfills owned by local governmental entities, those entities, as the holders of the relevant permits, are responsible for closure and post-closure maintenance obligations.

     For each landfill it owns, the Company is required to demonstrate financial assurance for closure and post-closure maintenance costs. The Company makes periodic deposits to trust funds so that at the time of landfill closure there will be sufficient amounts to fund the Company's current estimates for all closure costs and, under current California law, at least 15 years of post-closure maintenance costs. Beginning in April 1997, California law will require financial assurance for 30 years of post-closure maintenance. The Company estimates, that as of September 30, 1996, the aggregate cost of its closure and 30-year post-closure requirements is approximately $60.4 million.* The foregoing estimates of closure and post-closure liabilities are based on currently available information and current environmental and regulatory requirements and may change if applicable regulations or the assumptions relied on or facts and circumstances relating to the Company's landfills change.

     California regulations also require the Company to provide financial assurance contingency funds for the initiation and completion of corrective action for certain possible releases of contaminants that may occur from its landfills into the groundwater, surface water or unsaturated zone, whether such releases occur before or after closure of the landfill.

     Regulations amended in 1992 also require California landfill operators to demonstrate financial assurance to compensate third parties for bodily injury and property damage arising out of landfill operations. Under the method adopted by the Company, the regulations require funding of $1.0 million per landfill to a maximum of $5.0 million Company-wide. To satisfy this requirement the Company has established financial assurance mechanisms for each landfill. The Company has obtained an insurance policy for one of its landfills not covered by the method described above.

Special Waste and Hazardous Waste

     The Company provides limited waste management services in connection with five types of special waste: medical waste, waste water sludge, asbestos, non-hazardous contaminated soil and ash.

     In addition, the Company operates permanent household hazardous waste collection facilities in four communities and periodically collects household hazardous waste in other communities as part of special programs designed to help reduce deposits of hazardous waste in the solid waste stream. The Company also provides limited hauling and disposal services for asbestos and may also handle hazardous waste from its load checking activities at its facilities. The Company currently has no other plans to collect or dispose of hazardous or toxic materials.

Environmental Regulation

     The Company's business activities are subject to extensive and evolving regulation under various complex, and at times overlapping and conflicting, federal, state and local laws for the protection of public health and the environment. These laws, and the numerous regulatory bodies responsible for interpreting and enforcing them, impose significant restrictions and requirements on the Company's activities. The Company believes that such regulation will increase in the future.

     To operate landfills, transfer stations and other waste processing facilities, the Company must possess and maintain various governmental approvals, operating permits and licenses, and in certain instances, must secure various land use approvals. Obtaining approvals and permits to acquire, develop or expand solid waste management facilities is difficult, time-consuming and expensive and is sometimes opposed by local citizen groups or other private parties. Once obtained, operating permits are subject under certain circumstances to modification or revocation by the issuing agency and may be altered by changing laws and regulations.

     In the collection segment of the industry, regulation takes such forms as licensing collection vehicles, health and safety requirements, vehicular weight limitations, and, in certain localities, limitations on weight, area, and time and frequency of collection.

     The Company's operation of solid waste management facilities subjects it to certain operational, monitoring, site maintenance, closure and post-closure obligations, as well as financial assurance obligations relating to third party liability, corrective actions, and closure and post-closure maintenance.

     In addition to costly and restrictive regulation, other factors, the long-term effects of which are unpredictable, may have a significant effect on the Company's operation of landfills. Increasing public opposition to the siting and operation of landfills is adding to the length of time required to obtain necessary permits and approvals for new landfills and the expansion of existing landfills. Moreover, there is a national trend to attempt to reduce the volume of solid waste and the dependence on landfill disposal by promoting source reduction, waste transformation and recycling programs.

     During the ordinary course of its operations, the Company may from time to time receive citations, notices and comments from regulatory authorities that such operations are not in compliance with applicable environmental regulations. Upon receipt of such citations, notices or comments, the Company works with the authorities in an attempt to address the issue. In some instances, where the Company operates a landfill or transfer station pursuant to an agreement with a county or other governmental body, responsibility for the matters referenced in such citations, notices or comments lies with such governmental body. Failure to correct the problems to the satisfaction of the authorities could lead to fines or a curtailment or cessation of the landfill or transfer station's operations.

     Compliance with current or future regulatory requirements may require the Company to make capital and operating expenditures to maintain current operations or to initiate new operations. While the Company intends to apply for rate increases whenever possible to cover such increased costs, there is no assurance that it will be able to pass all or a portion of these costs on to its customers.

  Federal Regulation

     The principal federal statutes affecting the Company's business operations are:

     The Resource Conservation and Recovery Act of 1976 ("RCRA"). RCRA regulates the handling, storage, treatment, transportation and disposal of hazardous and non-hazardous wastes and requires states to develop programs to insure the safe disposal of solid waste. Subtitle D of RCRA establishes a framework for federal, state and local government cooperation in controlling the management of nonhazardous solid waste, and prohibits the operation of municipal solid waste landfills that fail to meet minimum federal standards for protecting human health and the environment. Under these regulations, state and local governments retain primary responsibility for ensuring enforcement and compliance with state and federal minimum standards by landfills within their jurisdictions.

     The United States Environmental Protection Agency (the "EPA") adopted regulations under Subtitle D of RCRA that provide minimum standards or criteria establishing landfill location restrictions, design standards, operating criteria, closure and post-closure requirements, financial assurance requirements, groundwater monitoring requirements and corrective action requirements. These regulations establish stringent requirements for liner design, leachate (liquid that has leached from the landfill and become contaminated through contact with solid waste) collection systems, groundwater testing wells and methane gas control systems. A landfill that fails to meet the Subtitle D criteria will be deemed to be engaged in "open dumping" in violation of RCRA. Most of these regulations have been in effect in California for several years. The EPA has approved California's application to operate California's permitting program for solid waste landfills under Subtitle D.

     The Comprehensive Environmental Response, Compensation and Liability Act of 1980 ("Superfund" or "CERCLA"). CERCLA imposes liability for the investigation and clean up of, or natural resource damages from, facilities from which there has been, or is threatened, a release of a hazardous substance into the environment. Current owners or operators of the site, parties who were owners or operators at the time the hazardous substance was disposed of, and all generators of transporters of a hazardous substance that is released from a site are potentially responsible parties. Liability under CERCLA is strict, joint and several, meaning that it can be imposed upon any potentially responsible party even if such party complied with all laws and regulations in effect at the time of the act giving rise to liability or has generated no more than a very small portion of a facility's contamination. Many of the more than 700 substances listed by the EPA as "hazardous substances" (including asbestos) can be found in household waste.

     CERCLA investigation and cleanup costs can by very substantial. Many of the sites addressed under CERCLA are or were municipal solid waste landfills that ostensibly never received hazardous wastes. Even if the Company's landfills never received hazardous wastes as such, one or more hazardous substances may have come to be located at these landfills. The same is true of other industrial properties owned or operated by the Company. If the Company were to be found to be a responsible party for a CERCLA cleanup, the enforcing agency could hold the Company completely responsible for all investigative and remedial costs, even if others were also liable. The Company's ability to obtain reimbursement from others for their allocable share of such costs would be limited by the Company's ability to locate such other responsible parties and to prove the extent of their responsibility and by the financial resources of such other parties. Legislation has been introduced in Congress which, if passed would limit the liability of municipalities and others under CERCLA as generators and transporters of municipal solid waste. If such legislation becomes law, the Company's ability to seek contribution from municipalities for CERCLA cleanup costs would be limited even if the hazardous substances requiring remediation at one of the Company's facilities were generated or transported to the facility by a municipality.

     The Federal Water Pollution Control Act (the "Clean Water Act"). The Clean Water Act regulates the discharge of pollutants from a variety of sources, including solid waste disposal sites, into surface waters of the United States. The discharge of runoff or leachate from the Company's landfills into waters of the United States would require the Company to apply for and obtain a discharge permit, conduct sampling and monitoring and under certain circumstances, reduce the quantity of pollutants in the discharge. Also, under new federal storm water regulations, many landfills, transfer stations and other Company operations are now required to obtain storm water discharge permits and to develop a storm water pollution prevention and monitoring program.

     The Clean Air Act. The Clean Air Act, as amended, provides for federal, state and local regulation of emissions of air pollutants into the atmosphere. The EPA has proposed new source performance standards regulating air emissions of certain pollutants (methane and non-methane organic compounds) from municipal solid waste landfills. The EPA may also issue regulations controlling the emissions of particular regulated air pollutants from municipal solid waste landfills. In addition, the EPA has issued standards regulating the handling of asbestos-containing materials.

     Occupational Safety and Health Act of 1970 ("OSHA"). OSHA establishes certain health and safety standards for the workers employed by the Company. Certain of these standards, including standards for notices of hazards, safety in evacuation, and the handling of asbestos, may apply to certain of the Company's operations.

  State and Local Regulation

     Each state in which the Company now operates or may operate in the future has laws and regulations for the protection of human health and the environment that affect various operations of the Company. These laws and regulations govern, among other things, solid waste disposal, water and air pollution and, in most cases, the design, operation, maintenance, closure and post-closure maintenance of landfills and transfer stations. Among the principal California statutes affecting the Company's business operations are:

     The California Integrated Waste Management Act. The California Integrated Waste Management Act of 1989 establishes a framework for the regulation of landfills and other solid waste facilities in California through a system of solid waste facilities permits administered jointly by the California Integrated Waste Management Board (the "Waste Board") and the local enforcement agency (generally a county health or environmental department). Periodic site inspections and permit reviews are undertaken by the local enforcement agency to ensure that the landfill operations comply with current health, safety and environmental regulations. Among those regulations are minimum performance standards for proper operation, closure, post-closure maintenance and ultimate re-use of landfill sites to assure that public health and safety and the environment are protected from pollution due to the disposal of solid waste.

     The California Integrated Waste Management Act also requires each local government to divert 25% of its waste from landfill disposal through source reduction, recycling and composting. This required level will increase to 50% by the beginning of calendar year 2000. Compliance with these diversion goals could substantially reduce the tonnage of waste deposited in the Company's landfills.

     Closure/Post-Closure. A part of the California Integrated Waste Management Act known as the Eastin Statute requires landfill owners and operators to (i) develop closure and post-closure maintenance plans and submit plans to both the Waste Board and the applicable Regional Water Quality Control Board for approval, (ii) prepare an estimate of closure and post-closure maintenance costs, and (iii) establish a mechanism acceptable to the Waste Board to demonstrate financial responsibility for such estimated costs.

     Regulations promulgated under the Eastin Statute (the "Eastin Regulations") impose closure and post-closure requirements governing the removal of structures, decommissioning of environmental control systems, construction and maintenance of final cover, grading, drainage and site face, slope protection and erosion control (revegetation), leachate control and monitoring systems, groundwater monitoring facilities and landfill gas monitoring and control systems. Landfill owners and operators must submit preliminary closure and post-closure maintenance plans at the time of the application for any existing solid waste facilities permit review or upon the first application for a permit. Existing permit reviews generally occur in connection with modifications for the permit or, if earlier, five years following the most recent permit review. In addition, final closure and post-closure plans must be submitted two years before the anticipated date of landfill closure. The EPA has approved California's application to operate its existing solid waste program under Subtitle D.

     The Eastin Regulations require the owner or operator of each landfill to
(i) estimate the cost associated with closing the landfill in accordance with the foregoing requirements, including the costs of conducting post-closure maintenance for a period of at least 30 years after closure, (ii) certify such cost estimates to the Waste Board and the local enforcement agency, and (iii) demonstrate that the owner or operator has the financial resources to conduct closure and post-closure maintenance activities. One of the means by which an owner or operator can demonstrate financial assurance is to establish a statutory trust fund whereby the owner or operator is committed to make yearly contributions over the remaining life of the landfill. This is the primary mechanism used by the Company for the landfills that it has responsibility for closing. Each year's minimum trust fund deposits are based upon a regulatory formula using the ratio of the landfill's annual capacity filled, to the remaining permitted capacity, multiplied by the remaining cost estimate to be funded. Because these costs can be substantial, the annual trust fund contributions could have a significant impact on the Company's cash flow if the Company were unsuccessful in collecting such costs in tipping or collection fees.

     Hazardous Waste Control Law and Carpenter-Presley-Tanner Hazardous Substance Account Act. The California Environmental Protection Agency's Department of Toxic Substances Control has broad authority under the Hazardous Waste Control Law, similar in may respects to Subtitle D of RCRA, to regulate generators and transporters of hazardous waste and facilities that treat, store or dispose of hazardous waste. California also has enacted the Carpenter-Presley-Tanner Hazardous Substance Account Act, which is the state's "Superfund" law, with provisions similar to those of the federal CERCLA.

     The Porter-Cologne Water Quality Control Act ("Porter-Cologne Act"). The Porter-Cologne Act regulates the discharge of waste that may affect waters of California, whether surface or subsurface, and whether by point or non-point sources of discharge. This would include the discharge of waste into a landfill. Each discharge must file a report of waste discharge with the regional board having jurisdiction over the location of the proposed discharge, and the regional board issues a permit, known as "waste discharge requirements," that limits the quantity and manner of the discharge to meet water quality standards and to ensure the protection of beneficial used of the receiving waters. Pursuant to the Porter-Cologne Act, in 1984, California adopted regulations imposing design, siting, and operational standards for waste disposal sites to minimize the extent to which landfill runoff and leachate may pose a threat to surface or groundwater quality. These standards also apply to new or expanded waste disposal facilities.

     The federal Clean Water Act allows states to assume the EPA's responsibilities over point source discharges of pollutants into surface waters. California has assumed those responsibilities under the Porter-Cologne Act.

     California has also adopted regulations requiring owners and operators of landfills to provide financial assurance for the initiation and completion of corrective action for known or reasonably foreseeable releases of contaminants from landfills into the groundwater, surface water or unsaturated zone.

     Other States' Regulation. Although almost all of the Company's business is currently conducted in California, the Company has historically and in the future is likely to conduct business in other states with statutes similar to California's that would regulate the Company's handling, transportation and disposal of waste, and the design, operation, maintenance, closure and post-closure care of solid waste disposal facilities and underground storage tanks ("USTs") regulation. These states may have additional rules with which the Company would have to comply.

     Underground Storage Tank Regulation. USTs in California are regulated by federal law under RCRA, by a California law that closely parallels the requirements of the federal law and by local regulation. These regulations contain extensive requirements relating to monitoring, leak detection and prevention, permitting, reporting, and other matters, including the required removal or closure in place of tanks that are no longer in use. In connection with its business operations, the Company maintains numerous USTs, all of which are used for the storage of petroleum products, a hazardous substance.

     The Company has 14 USTs that it is required to remove by 1998 (including the remediation of any associated contaminated soil). Removing USTs can be costly because of the possibility of discovering contaminated soil and groundwater, and the need to remove or remediate such contamination. Based upon its experience in its UST removal program, the Company expects that removal of its 14 USTs will cost approximately $0.6 million over two years, exclusive of any material remediation that is subsequently determined to be necessary.* With the exception of two sites at which the Company anticipates that up to an additional $0.5 million may be required to remediate contamination, the Company is not aware of any USTs that will require significant soil or groundwater remediation.* However, in most instances the Company has not conducted soil or groundwater testing sufficient to assess fully the extent and cost of required remediation. These costs will not be known until such tests are completed or the USTs are removed.

     Owners and operators of USTs containing petroleum also must demonstrate financial responsibility to pay for corrective action and third party claims arising from a release from their USTs. The Company has purchased insurance to make this demonstration.

     Flow Control. Many states and municipalities attempt to direct the flow of municipal solid waste through a variety of means, including the passage of laws and ordinances requiring solid waste to be processed or disposed of at a particular facility. In addition, some municipalities grant franchises and permits that have the effect of limiting who may collect solid waste and where such waste may be brought for disposal. In 1994, the United States Supreme Court, in the case of Carbone v. Town of Clarkstown, held unconstitutional a local ordinance that required all solid waste generated within or brought into the locality to be disposed of at a particular transfer station that the town had guaranteed a certain minimum tonnage of solid waste, in order to help finance the construction of the transfer station. The Court held that the ordinance discriminated against interstate commerce by allowing only the favored facility to process solid waste from the town and effectively "hoarding" commerce in the service of processing solid waste for the benefit of local economic interests. The Court found that the primarily economic reasons for enacting the ordinance could not justify the law's discrimination against interstate commerce.

     Although the Company believes there are many significant differences between the facts in Carbone and the circumstances relating to the collection franchises, permits and agreements held by the Company and to government actions related to such franchises, permits and agreements, it is possible that these franchises, permits and agreements could be challenged under a similar rationale. In that event, the municipalities involved would have to show that their franchises, permits and agreements (i) do not regulate interstate commerce, (ii) do not discriminate against interstate commerce and do not impose an excessive burden on interstate trade in relation to the total benefits conferred; or (iii) are necessary to advance legitimate local interests. There can be no assurance that such franchises, permits and agreements would be upheld.

     Bills that would exempt certain ordinances and facilities from the potential impact of Carbone have been presented to the United States Congress. At present, it is impossible to know in what form such a bill, if any, will pass the Congress, but the attempts to pass such a bill have been unsuccessful to date. Although these bills appear to be intended to limit, rather than broaden, the scope of Carbone, there can be no assurance that a bill will not be enacted that will adversely affect the legality of exclusive franchises, agreements or permits under the interstate commerce clause.

Competition

     The solid waste services industry is highly competitive and requires substantial capital, technical expertise and human resources. The industry is comprised of four large national waste service companies (WMX Technologies, Inc., Browning-Ferris Industries, Inc., USA Waste Services, Inc. and Allied Waste Industries, Inc. -- Laidlaw Waste Systems, Inc.) and several smaller national companies, as well as numerous regional and local companies of varying sizes and competitive resources. Many of the Company's competitors have significantly greater financial and operating resources and a lower cost of capital than the Company and can take advantage of less capital intensive environmental regulatory financial assurance obligations than those with which the Company is required to comply. Additionally, in smaller markets, the Company may be at a competitive disadvantage with respect to regional and local companies which may have significantly lower operating costs. In its landfill activities, the Company also competes with cities and counties that conduct their own waste disposal services. These municipalities may have the advantages of access to tax revenues and tax exempt financings as well as the ability to direct the collection and disposal of waste in their respective jurisdictions.

     Most of the Company's collection operations are conducted pursuant to franchise agreements, permits and licenses that make the Company the exclusive provider of most waste services in a specific geographic area. However, each of these arrangements has a specific duration except in San Francisco, and the Company may become subject to competition if these arrangements are not extended prior to maturity. The Company competes for collection services primarily on the basis of service and price. Transfer station activities are often tied to collection operations so the same competitive considerations apply. Competition among landfills is based upon price, service and the proximity of the landfill to the waste generator. Competition for operation of landfills under contract is based on price and service. The Company believes that from time to time, competitors offer substantially lower prices for their services in an effort to maintain or expand market share or win a competitively bid municipal contract.

     The industry is undergoing significant consolidation, characterized by the acquisition of smaller regional and local operations by larger entities, mergers, the privatization of operations that local governments no longer wish to conduct and the reduced presence of smaller regional and local operations caused by the ability of larger entities to bid for franchises and contracts at prices such smaller operations cannot match. Because of the difficulty in obtaining approvals to operate in communities that already have established service providers, competition for the acquisition of other companies and price-related competition upon the renewal of existing contracts and franchises are increasingly intense. In addition, the Company believes that a number of its competitors have full-time personnel primarily dedicated to locating, evaluating and securing business expansion opportunities and acquisitions -- including environmental and regulatory experts, engineers, attorneys, lobbyists, financial and accounting personnel and finders. The Company does not have employees solely dedicated to acquisition or business expansion activity and may be at a competitive disadvantage if it is unable to identify, adequately evaluate or respond to business opportunities or incurs higher costs than are borne by its competitors. Accordingly, it may become uneconomical for the Company to make further acquisitions, or the Company may be unable to locate suitable acquisition candidates, particularly in markets the Company does not already serve.

Risk Factors

     The following is a discussion of certain risks and uncertainties that could cause results to differ materially from predictions, estimates and expectations expressed by the Company in this Form 10-K.

  Geographic Concentration of Business

     The Company is dependent on a number of franchise contracts and operating permits for a significant portion of its revenues. Approximately 40% and 14% of the Company's revenues for fiscal year 1996 were derived from services performed in the City and County of San Francisco and for the County of San Bernardino, respectively. In San Francisco, the Ordinance provides that, with certain limited exceptions, only a collector that has been granted a permit for a specified route may collect or transport solid waste on that route in the City and County of San Francisco. Although the Company holds permits for substantially all routes covered by the Ordinance, a permit may be revoked or additional permits granted to third parties if, among other things, the Company were to provide inadequate service, such as a failure to collect refuse properly or overcharging. The granting of additional permits due to inadequate service is required if 20% or more of the customers on a route sign a petition stating that the Company's service has been inadequate and the Director of the Department of Public Health finds such statement to be correct. Further, the Ordinance could be repealed or amended by the vote of the electorate in a way that is unfavorable to the Company. A change in the Ordinance and the possible loss by the Company of one or more of its permits could have a material adverse effect on the Company's business, financial condition and results of operations. However, the Company believes that California law would not allow it to be completely displaced by another exclusive waste collection provider for five years if the Ordinance were repealed, unless the permits were terminated pursuant to the existing provisions of the Ordinance. The Company's agreement with San Bernardino County terminates on June 30, 2001. However, each party may terminate the contract for default, failure to reach an agreement regarding the reconfiguration of the landfills and other facilities following a reduction in tonnage, or the bankruptcy or insolvency of the other party. In addition, beginning July 1, 1999, San Bernardino County may terminate the contract so long as it municipalizes such operations or uses a competitive procedure to select a contractor, and either party may terminate the contract for failure to reach an agreement regarding the redetermination of the Company's per ton compensation rate (which rate must be redetermined every three or four years, at the option of San Bernardino County).

     Substantially all of the Company's assets and operations are located in California. An economic slowdown in California (such as occurred in the early 1990s) or a change in California's environmental or related regulations that negatively affects the waste management industry could have a material adverse effect on the Company's business, financial condition and results of operations.

  Changes in Legislation and Political Uncertainty

     The waste management industry is subject to federal, state and local statutes, regulations, ballot initiatives and judicial decisions that impose significant risks and compliance burdens on the Company. The adoption or promulgation of new, or the amendment of existing, legislation and regulations could cause the Company to lose franchises, reduce the value of its existing franchises or require the Company to modify its waste disposal facilities and methods of operation at substantial cost. In addition, because operations of waste management companies are the subject of a high level of public concern, unfavorable publicity may have an adverse effect on the Company.

     Ballot Initiatives Affecting Ordinance. In November 1993 and November 1994, initiatives were placed on the San Francisco general ballot which, if passed, would have repealed or amended the Ordinance and would have opened refuse collection in San Francisco to competition. Although these initiatives were defeated (by votes of 76% to 24% and 65% to 35%, respectively), there can be no assurance that other attempts will not be made to implement legislation with a material adverse effect on the Company's operations. The Company incurred costs in connection with its campaigns to defeat the 1993 and 1994 initiatives and may incur significant costs in connection with future ballot initiatives, if any. Future attempts to implement legislation may be financed by persons having greater resources than the Company and may be successful in modifying or repealing the Ordinance. There can be no assurance that the Ordinance will not be modified or repealed in the future.

     Potential Competitive Bidding. The Company provides waste collection services in San Francisco pursuant to permits granted under the terms of the Ordinance and in other communities generally pursuant to exclusive franchise or other service agreements. In the event of the amendment or repeal of the Ordinance or upon the expiration or termination of a franchise or service agreement in other communities, the award of a franchise or service contract may be determined by competitive bidding. The waste management industry is intensely competitive and many of the Company's competitors have greater financial and other resources than the Company and therefore there can be no assurance that the Company will succeed in having its bid for such franchise or other service contract accepted or that such franchise or other service contract, if accepted, will be on terms and at prices which result in profit margins similar to those currently earned by the Company.

     Problems in Rate-Setting Process. The Company generally seeks to recover all of its operating costs, including the costs of recycling services, landfill closure and post-closure obligations and tipping fees in the rate-setting proceedings that determine many of its collection, transfer station and landfill rates. However, rate-setting bodies sometimes have been reluctant to allow all of the Company's operating and related costs, including capital expenditures, to be reflected in its rates. Political pressure has occasionally inhibited local governments from allowing large rate increases and caused them instead to increase rates gradually. Lack of public understanding of new regulatory requirements which can significantly affect the Company's operating costs, especially relating to recycling mandates and landfill closure and post-closure maintenance, has sometimes made it difficult for the Company to obtain rate increases to cover such costs. In addition, certain municipalities, including San Francisco, have not allowed the Company to recover through its rates some or all ESOP or other corporate-related expenses. In September 1996, the Company applied for an increase to its collection and disposal rates in the City of San Francisco. The application requested an increase of 14.9%, to be effective March 1, 1997, to fund several new recycling programs requested by San Francisco, along with increases to recover current and projected increases in operating costs. In accordance with the rate procedures dictated by the Ordinance, the Director held hearings and filed the Recommended Rate Orders in mid-December 1996. The Recommended Rate Orders provide for a 9.5% increase, which was lower than requested, primarily due to the disallowance of ESOP expense which historically was allowed in the rates. The Company objects to the positions taken by the Director and intends to vigorously pursue its rights under the Ordinance, including filing an appeal with the Rate Board, which has the authority to make the final rate determination. If the Company is unsuccessful in its attempt to modify the Recommended Rate Orders in San Francisco, its future annual operating results and cash flow could be adversely impacted by as much as $4.0 million (the amount of ESOP expense recovery denied reimbursement).* In addition, if the Company is unsuccessful in its appeal, the Company expects that by the end of fiscal year 1997 potential availability under the Credit Agreement will be reduced by up to approximately $12 million and the Company's ability to incur certain other future debt financing could be significantly curtailed or eliminated.* Given these difficulties, there can be no assurance that the Company will succeed in obtaining timely rate increases sufficient to cover all costs or sufficient to maintain profit margins at historic levels. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

     Potential Flow Control Legislation. Many states and municipalities attempt to direct the flow of municipal solid waste through a variety of means, including the passage of laws and ordinances requiring solid waste to be processed or disposed of at a particular facility. In addition, some municipalities grant franchises and permits that have the effect of limiting who may collect solid waste and where such waste may be brought for disposal. In 1994, the United States Supreme Court, in the case of Carbone v. Town of Clarkstown, held unconstitutional a local ordinance that required all solid waste generated within or brought into the locality to be disposed of at a particular transfer station for which the town had guaranteed a certain minimum tonnage of solid waste in order to help finance the construction of the transfer station. Although there are many significant differences between the facts in Carbone and the circumstances relating to the collection franchises, permits and agreements held by the Company and to government actions related to such franchises, permits and agreements, it is possible that these franchises, permits and agreements could be challenged under a similar rationale. There can be no assurance such a challenge would not be successful or would not adversely affect the enforceability of the Company's exclusive franchises, permits and agreements. Bills that would exempt certain ordinances and facilities from the potential impact of Carbone have been presented to the United States Congress but the attempts to pass such bills have been unsuccessful to date. At present, it is impossible to predict the form in which such a bill, if any, will pass. There can be no assurance that a bill will not be enacted that will adversely affect the enforceability of exclusive franchise agreements or permits under the interstate commerce clause of the U.S. Constitution.

     Adverse Publicity. Because the Company's business is dependent on approvals of political bodies, unfavorable publicity affecting public attitudes or perceptions of the Company could result in political pressure, including government action, which may have an adverse effect on the Company's business. The Company has in the past and may from time to time in the future receive unfavorable publicity relating to litigation, regulatory actions and other claims, including those involving environmental issues and employment practices. Also, in the ordinary course of its business, the Company makes political contributions to various state and local elected officials or candidates for elective office and pays substantial compensation to consultants, lobbyists and business opportunity finders, including persons who are former officials or were formerly employed by officials of municipalities with which the Company does business or may seek to do business. These activities could become the subject of unfavorable publicity. There can be no assurance that unfavorable publicity relating to Norcal or its affiliates will not have an adverse effect on the Company's business or prospects.

  Environmental Regulation and Potential Litigation

     The Company's operations are subject to, and substantially affected by, numerous federal, state and local laws and regulations that govern environmental protection, zoning, public health and safety and other matters. In recent years, these regulations have become increasingly stringent (particularly in California).

     These requirements and standards change and, to comply with new requirements, the Company may from time to time be required to make significant capital and operating expenditures. These expenditures may be necessary to modify, replace or supplement equipment and facilities at substantial cost and without any resulting increase in revenues. In addition, the Company will be required to make substantial expenditures to satisfy statutory obligations concerning closure and post-closure maintenance of the landfills it owns. The Company may be unable to pass some or all of these expenditures on to its customers through rate increases. Even if such expenditures can be passed on, the Company may experience significant delays in recovering these expenditures. Moreover, the cost of closure and post-closure monitoring may exceed the amount the Company has set aside in trust funds and reserves to satisfy its regulatory obligations.

     Environmental regulations may also impose restrictions on the Company's operations. In order to develop and operate a landfill or other solid waste management facility, for example, the Company usually must obtain, maintain in effect and periodically renew several permits and often must obtain zoning, environmental or other land use approvals. These permits and approvals are difficult and time consuming to obtain or renew and may, under certain circumstances, be modified or revoked by the issuing agency. Additionally, from time to time, the Company may be subjected to actions brought by citizens' groups or other private parties in connection with the grant of permits or alleging violations of permits or other regulatory requirements. There can be no assurance that the Company will successfully obtain and maintain in effect the permits and approvals required for the successful operation and growth of its business. The Company's failure to obtain or maintain in effect a significant permit could adversely affect the Company's business and financial condition.

     In the normal course of its business, the Company may become subject to various judicial and administrative proceedings involving federal, state or local agencies, or private parties. These proceedings may seek to impose fines on the Company, to revoke or deny renewal of an operating permit or license held by the Company, or to require the Company to remediate environmental problems. The Company could incur substantial legal expenses during the course of such proceedings and the outcome of one or more of these proceedings could have an adverse impact on the Company's business.

     Difficulty of Obtaining Landfill Permits. Obtaining the zoning approvals and permits required to develop new landfills or expand existing landfills is a lengthy, complex and expensive process. Permit applications are generally subject to extensive governmental scrutiny, as well as comment and opposition by local citizens. Several years may be required to obtain all necessary operating permits, during which time the Company may become the target of litigation opposing the project. There can be no assurance that the Company will be able to complete its current landfill development projects, expand other existing landfills or develop new landfills. The failure to achieve these objectives could have a material adverse effect on the Company and its results of operations.

  Possible Liability for Environmental Remediation and Damages

     With limited exceptions, federal and state laws impose joint, several and strict liability upon present and former owners, operators and users of facilities that release certain hazardous substances into the environment and the generators and transporters of those substances, regardless of the care exercised by such persons and regardless of when the hazardous substance is first detected in the environment. All such persons may be liable for the costs of site investigation, clean up and natural resource damage. Many of such hazardous substances can be found in household waste. The Company may face claims for remediation of environmental contamination, personal injury, property damage or damage to natural resources with respect to facilities it currently or formerly owned, operated or used. Costs for remediation of, and damages and penalties for, environmental contamination can be substantial and if incurred by the Company such liability could have a material adverse effect on the Company's business, financial condition and results of operations.

     The Company expects to grow in part by acquiring existing landfills, transfer stations, and collection operations. There can be no assurance that the Company will identify all problems or risks in connection with the businesses it acquires, including environmental problems or risks. As a result, the Company may have acquired, or may in the future acquire, landfills or other properties that have unknown environmental problems and related liabilities. The Company will be subject to similar risks and uncertainties in connection with the acquisition of facilities that formerly had been operated or owned by businesses acquired by the Company.

     A subsidiary of the Company has indemnification obligations with respect to damages, removal and remedial costs associated with the deposit of hazardous and certain other types of waste to the City and County of San Francisco and the owner of the landfill at which such subsidiary deposits a substantial amount of waste. Neither the Company nor the subsidiary maintains insurance with respect to these indemnification obligations, although certain costs resulting from such obligations may be reimbursed through a reserve fund maintained by the City and County of San Francisco or through rate increases. There can be no assurance that the reserve fund or rate increases will be adequate to satisfy such indemnification obligations.

  Insurance, Bonding and Letters of Credit

     The Company has environmental impairment liability insurance, which covers the sudden or gradual onset of environmental damage to third parties, on all owned and operated facilities. The current policy has a limit of $15.0 million per loss with an annual aggregate limit for all losses of $15.0 million, covering pollution conditions that result in bodily injury or property damage to third parties, including clean-up costs. Liability for environmental damage significantly in excess of these limits could have a material adverse effect on the Company's business, financial condition and results of operations. There can be no assurance that the Company will be able to obtain such insurance in the future. The Company also has underground storage tank liability insurance to satisfy financial assurance requirements mandated under state and federal law. The current policy has a limit of $1.0 million per loss with an annual aggregate limit for all losses of $1.0 million, covering pollution conditions emanating from the Company's locations which result in bodily injury or property damage beyond the boundaries of these locations.

     The Company carries a broad range of insurance coverage that it considers adequate to protect its assets and operations from "risk of loss." The Company's commercial general liability, general business automobile liability, and umbrella and excess liability policies provide an aggregate of $50.0 million coverage for any single occurrence, subject to a variety of exclusions and a self-insurance requirement of $500,000. Substantially all of the Company's present workers compensation liabilities are self-insured and some of its pre-existing workers' compensation liabilities are self-insured; however, this liability is capped at a maximum of $350,000 per claim with workers' compensation insurance covering liabilities in excess of this amount. In addition, employee and certain retiree healthcare liabilities are self-insured. Norcal also provides director and officer and ERISA fiduciary insurance.

     The Company is required to post performance bonds in connection with certain contracts on which it bids. In addition, the Company is usually required to post a performance bond or a bank letter of credit at the time of execution of a municipal collection contract. Some of these performance bonds are secured by letters of credit posted by the Company. At September 30, 1996, the Company had available performance bonds outstanding in the aggregate amount of $23.7 million, and had provided its surety companies with letters of credit of approximately $5.8 million to secure the Company's obligations to indemnify the surety companies. If the Company were to be unable to obtain surety bonds or letters of credit in sufficient amounts or at reasonable rates, it might be precluded from bidding on certain contracts, entering into additional municipal collection contracts or obtaining or retaining landfill operating permits. See "Risk Factors -- Competitive Industry."

     As of September 30, 1996, the Company had $3.6 million of additional letters of credit outstanding, most of which relate to workers' compensation deferred premiums and landfill operation contract matters.

  Required Payments for ESOP Participant Benefits

     To the extent Norcal contributes funds to the ESOP, in order for the ESOP to pay cash benefits due to retired, terminated or withdrawing ESOP participants, or to the extent Norcal is obligated to repurchase common stock distributed to participants, Norcal will have less cash available to make payments on its outstanding indebtedness or for other reasons. The amount Norcal may contribute to the ESOP to fund such ESOP distribution obligations (or may use to repurchase common stock distributed by the ESOP) will increase significantly in the future as the Company's workforce ages and retires, as additional shares of common stock are allocated to participants, or if the value of the common stock increases.

  Dependence on Senior Management

     The Company is highly dependent on the efforts of its senior management team. The loss of services of any member of senior management may have a material adverse effect on the business, financial condition and results of operations of the Company. The Company's success may also be dependent on its ability to hire and retain additional qualified management personnel. There can be no assurance that the Company will be able to hire and retain such personnel. The Company does not maintain "key man" life insurance.

  Competitive Industry

     The solid waste industry is highly competitive. Operations require substantial technical, managerial and financial resources. The Company competes with large national solid waste companies, including WMX Technologies, Inc., Browning-Ferris Industries, Inc., USA Waste Services, Inc. and Allied Waste Industries, Inc. -- Laidlaw Waste Systems, Inc. and their affiliates, several small national companies and with regional and local companies, some of which have significantly greater financial and other resources, lower cost of capital and more established market positions than the Company. Additionally, in smaller markets, the Company may be at a competitive disadvantage with respect to regional and local companies, which may have significantly lower operating costs. The Company's competitors also may not be subject to restrictions on their ability to incur new indebtedness, obtain necessary performance bonds or letters of credit, or make capital expenditures, strategic acquisitions or engage in certain expansions of their businesses such as those imposed on the Company by the Credit Agreement and the indenture relating to the Senior Notes (the "Indenture"). As a result, competitors of the Company may be better able to compete more aggressively for new permits and franchises (including those held by the Company), pay higher prices for acquisition candidates, withstand economic downturns and volatility in prices for recyclable commodities and bear the costs of new regulations.

  Acquisition-Related Risks

     The Company intends to grow, in part, through the acquisition of additional franchises, contracts, permits and other companies. Such growth, if any, may place significant strain on the Company's management, working capital and financial control systems. As a result, the Company's future operating results will depend, in part, on its ability to make acquisitions at appropriate purchase prices and integrate successfully such acquisitions, including its ability to recruit, if necessary, qualified management and other personnel to supervise such operations and improve financial controls. There can be no assurance that the Company will be able to make and manage such acquisitions successfully or that such acquisitions will not materially and adversely affect the Company's results. To fund significant expansion, the Company may require financing for amounts which exceed the amount of its internally generated cash and borrowing capacity under existing credit facilities. There can be no assurance that such financing will be available. Moreover, the Company's lack of a publicly traded equity security and its alternative cost of financing, which may be higher than that of its competitors, could limit the amount the Company could prudently pay for acquisition candidates. Also, the Credit Agreement restricts the Company's ability to make acquisitions. For the remainder of fiscal 1997, without significant improvements in cash flow and operating results, the Company will likely be restricted under the Indenture from certain borrowings for material acquisitions (other than under the Credit Agreement) to support the growth of its business.*

  Substantial Leverage

     As of September 30, 1996, the Company had outstanding long-term debt of $176.7 million and stockholder's equity of $6.1 million. This level of indebtedness and the debt service obligations arising therefrom may have one or more of the following effects on the Company: (i) the Company's ability to obtain additional financing in the future may be limited; (ii) a significant portion of the Company's cash provided from operations is and will be dedicated to servicing the Company's indebtedness, thereby reducing the funds available to the Company for operations and capital expenditures; and (iii) the Company may be more vulnerable to economic downturns or other adverse developments than less leveraged competitors and thus may be limited in its ability to withstand competitive pressures. Furthermore, the Credit Agreement provides for total maximum borrowing availability of $100.0 million (subject to certain limitations imposed by certain financial ratios), $25.0 million of which may be utilized for letters of credit, all of which indebtedness is scheduled to become due prior to the time any principal payments may be made on the Senior Notes (except for certain optional redemptions). As of September 30, 1996, the Company had availability under the Credit Agreement of approximately $25.0 million (with additional amounts potentially available to fund acquisitions based on certain pro forma ratios), along with $15.6 million which may be utilized for additional letters of credit. Changes in availability under the Credit Agreement are a function of, among other things, changes in operating results. The Company expects that by the end of fiscal year 1997 potential availability under the Credit Agreement will be reduced by up to approximately $12 million if the Recommended Rate Orders are put into effect without modification by the Rate Board.* As of September 30, 1996, under the incurrence covenant in the Indenture, the Company would have been able to incur approximately $4 million of additional debt (in addition to that which would have been available under the Credit Agreement and was otherwise permitted under the Indenture). The Company currently anticipates that the incurrence covenant of the Indenture will preclude it from incurring such additional debt during the remainder of fiscal year 1997.*

  Possible Inability to Service Debt

     The Company's ability to make scheduled payments on its indebtedness, including payments on the Senior Notes, depends on its financial and operating performance (including its ability to generate EBITDA), which, in turn, is subject to prevailing economic conditions and to financial, business and other events, many of which are beyond its control (including delays in obtaining rate increases, the ability to renew franchises at historical profit margin levels, and fluctuations in prices for recyclable commodities). Moreover, the Company may incur additional indebtedness in the future. There can be no assurances that the Company's cash flow will be sufficient to repay its debt. The Company's ability to make scheduled payments also may be affected by its obligations to provide cash to fund ESOP distributions to retired, terminated or withdrawing participants.

  Effect of Holding Company Structure

     Norcal has no operations other than those relating to its subsidiaries and depends on the earnings and cash flows of, and dividends from, such subsidiaries to pay its obligations, including payments of principal and interest on its indebtedness. The ability of Norcal's subsidiaries to pay such dividends will be subject to, among other things, state law and contractual restrictions. Substantially all of the assets of Norcal's wholly-owned subsidiaries (the "Subsidiary Guarantors") have been pledged as collateral for their guarantees of Norcal's obligations under the Credit Agreement and the capital stock of (or partnership interests in) all the Subsidiary Guarantors has been pledged as collateral for Norcal's obligations under the Credit Agreement. In the event of a default under the Credit Agreement, the rights of Norcal with respect to the liquidation of these assets would be subject to the prior claims of the lenders under the Credit Agreement. A default under the Senior Notes constitutes an event of default under the Credit Agreement. Similarly, certain defaults under other indebtedness in excess of $5.0 million (including indebtedness under the Credit Agreement) constitute an event of default under the Indenture.

  Seasonality

     The Company's revenues tend to be lower during the fall and winter months due to lower volumes of certain types of waste, such as yard clippings and construction and demolition debris. Such reduced volumes result in lower revenues and earnings from the Company's transfer stations, waste collection, and landfill operations during such months.

  Fluctuations in Prices for Recyclable Commodities

     The Company's operating results are affected by variations in its recycling revenues from the sale of recyclable commodities. The Company's recycling revenues are volatile and fluctuate in accordance with changes in prices of recyclable commodities which in turn are, in many cases, dependent on changes in worldwide supply of, and demand for, such recyclable commodities. However, costs (including significant capital costs) related to recycling do not fluctuate in accordance with changes in prices for recyclables. As a result, the Company may experience increases in profitability with increases in commodity prices, or reduced profitability (or losses) at times (such as the current period) of low commodity prices. In 1995, a substantial portion of the Company's recycling revenues were derived from the sale of various grades of recycled paper and paper products, the prices for which have suffered substantial declines since such time.

Employees

     The Company employs approximately 1,900 persons as of September 30, 1996. Sixty-six percent of the Company's employees are covered under union contracts with varying terms and expiration dates. Approximately 59% of these union employees are covered under contracts that have expired or will expire by December 31, 1996. While historically the Company has continued to operate after the expiration of union contracts without any impact on operations, there can be no assurance that the Company will be able to reach agreement with the employees or that expiration of these contracts will not have a material adverse impact on operations.

ITEM 2. PROPERTIES

     The principal properties of the Company consist of landfills, transfer stations, waste recovery, administrative and maintenance facilities and other land and improvements. The Company owns an aggregate of 309 acres of property on which its California operations, maintenance, storage, warehousing and administration facilities are situated. It owns six transfer stations, five of which are located at the Company's collection sites. The Company also operates three MRFs. The Company owns five landfills in California and approximately 2,800 acres on eight sites primarily in California that are used as a source of landfill cover, as potential expansion sites for Company operations or for other purposes.

     The Company owns a 496-acre quarry in Kansas City, Missouri that was originally purchased for development as a landfill. In 1991, the Company failed to secure approval for a landfill site from the Kansas City Council. In August 1996, a contract that the Company had entered into in August 1995 to sell the property expired as a result of certain closing conditions not being satisfied. The Company has arranged government assistance in financing certain property remediation and is currently marketing the site to potential buyers.

     In November 1996 the Company entered into an agreement to sell property currently utilized for recycling operations of the Company's West Coast Recycling subsidiary. The agreement includes a leaseback agreement that allows the Company to continue operations on the site for a one year period after the sale. The Company is currently studying various options regarding the relocation of West Coast Recycling's operations.

     The Company's headquarters are located in approximately 22,000 square feet of leased office space in San Francisco, California, pursuant to a lease that expires in 1999. Under a lease expiring in 2007, the Company leases 29,000 square feet of industrial space in Oakland, California, where the Company's medical waste treatment and disposal subsidiary conducts business. The Company also leases several small parcels of real property in California, generally under short-term leases. The Company acquired 5 unimproved acres in Santa Clara, California, in August 1996 and is constructing a 22,000 square foot facility to house the operations of three of its subsidiaries and the administration of its South Bay region.

     The Company owns a 302-acre site situated in San Benito and Santa Clara Counties in California that formerly was used to spread waste water sludge. The soil quality suffered from such activities but was returned to normal agricultural condition in 1993. The Company may use the site again to spread waste water sludge on a more limited basis and for other waste diversion activities.

ITEM 3.  LEGAL PROCEEDINGS

Litigation Regarding the ESOP Notes.

     On July 29, 1994, two lawsuits entitled Abraham, et al. v. Norcal Waste Systems, Inc., et al., Case Nos. C94-3076 CAL and C94-2730 CAL, in the United States District Court for the Northern District of California (the "Abraham Actions") were filed against Norcal, the ESOP, and various parties to which Norcal has certain indemnification obligations, including past and present directors and officers of Norcal, members of the ESOP Administrative Committee, and banks that acted as financial advisers, trustees or lenders to Norcal. The suits were filed by certain holders ("Plaintiffs") of notes issued by the ESOP ("ESOP Notes") under the indenture dated as of December 19, 1986 between the ESOP and Security Pacific National Bank as Indenture Trustee ("1986 Indenture"). The complaints alleged a variety of claims in connection with the 1986 transaction in which the ESOP purchased Plaintiffs' stock in one of Norcal's predecessors in exchange for cash and the ESOP Notes, and certain later transactions involving Norcal or its predecessors.

     On August 9, 1995, Norcal and the ESOP reached a settlement (the "Abraham Settlement") with Plaintiffs and certain other noteholders ("Settling Plaintiffs"). In connection with the Abraham Settlement, the Settling Plaintiffs' ESOP Notes were satisfied in full and cancelled, and Settling Plaintiffs released all claims arising out of any of the events alleged in the Abraham Actions, based on the ESOP Notes or the 1986 Indenture, or relating to Settling Plaintiffs' capacities as noteholders or former shareholders of Norcal, against all defendants, including Norcal and the ESOP, and related entities such as their past and present officers, directors, employees, agents, attorneys, subsidiaries, affiliates, and everyone else involved in the events alleged in the Abraham Actions (the "Released Parties"), with one exception. Settling Plaintiffs did not release and are permitted to proceed upon claims (the "Excluded Claims") against certain banks (and counsel to one of them) based upon their roles as former trustees under the 1986 Indenture, but only insofar as those claims are not indemnifiable under a provision of the 1986 Indenture that requires indemnification by the ESOP for loss, liability or expense incurred by the trustee without the trustee's negligence or bad faith. Those banks are Security Pacific National Bank ("Security Pacific") (and Bank of America solely as successor to Security Pacific) and U.S. Trust Company of New York (and its counsel) (collectively, Security Pacific (and Bank of America, as successor), U.S. Trust and its counsel are referred to as the "Indenture Trustee Parties"). In Action No. C94-3076 CAL, Plaintiffs dismissed with prejudice all claims against all defendants except the Excluded Claims against Bank of America and Security Pacific. Action No. C94-2730 CAL was dismissed with prejudice in its entirety.

     The Abraham Settlement provides that Settling Plaintiffs shall indemnify Norcal, the ESOP and certain related persons, including Norcal's and the ESOP's current counsel and financial advisers and past and present officers, directors, affiliates and subsidiaries (collectively, the "Indemnified Norcal Parties"), against claims brought against any of the Indemnified Norcal Parties by the Indenture Trustee Parties or any of the Released Parties caused by, arising out of or related to the Excluded Claims (the "Indemnified Claims"), including claims against Norcal for indemnification by Released Parties who are sued by the Indenture Trustee Parties as a result of Settling Plaintiffs' pursuit of the Excluded Claims. Settling Plaintiffs' indemnification extends to reasonable attorneys' fees and costs incurred in connection with such Indemnified Claims, with the exception of Norcal's and the ESOP's own defense costs. The indemnity is to be paid from certain funds to be placed in escrow (the "Escrow Account") and not disbursed to Settling Plaintiffs until the later of the resolution of all Indemnified Claims or, if no Indemnified Claims are brought, then nine months after deposit. No Settling Plaintiff is personally liable on the indemnity beyond his, her or its interest in or distribution from the Escrow Account. The funds to be placed in the Escrow Account consist of (i) any amounts Settling Plaintiffs recover from the Indenture Trustee Parties (the "Escrowed Recovery"); and (ii) a deferred settlement payment by Norcal, to be paid on the earlier of the fifth anniversary of the effective date of the Abraham Settlement and final resolution of Settling Plaintiffs' claims against the Indenture Trustee Parties, in the amount of $500,000 reduced by the amount of reasonable attorneys' fees and costs as to which Norcal or the ESOP is contractually obligated to provide indemnification and/or reimbursement incurred by Indemnified Norcal Parties (exclusive of Norcal and the ESOP) after September 30, 1995 in defense of claims arising out of Settling Plaintiffs' pursuit of the Excluded Claims (the "Deferred Settlement Payment").

     On September 29, 1995, the court entered an order in Action No. C94-3076 CAL (the "Good Faith Determination") finding that the Abraham Settlement was fair and made in good faith under all applicable legal standards, including California Code of Civil Procedure sections 877 and 877.6. The court barred, and enjoined the prosecution of, any claim against the Released Parties, including Norcal and the ESOP, by any other joint tortfeasor (including Bank of America and Security Pacific) for full or partial equitable comparative contribution or full, partial or comparative equitable indemnity, based on comparative negligence or comparative fault, however captioned or styled, that is based upon, arises out of, or in any way relates to the released claims. The United States Court of Appeals for the Ninth Circuit denied Bank of America's petition for writ of mandamus seeking, among other things, the vacating of the Good Faith Determination. If, as a result of an appeal from a judgment, or otherwise, the Good Faith Determination were reversed, vacated or modified in such a way that the Indenture Trustee Parties were not prohibited from proceeding against some or all of the Released Parties on such claims for implied equitable indemnity and contribution, the Settling Plaintiffs' indemnification of Norcal and related parties would still extend to such claims.

     On August 20, 1996, Norcal and the ESOP, pursuant to an order allowing them to intervene in Action No. C94-3076 CAL, filed a declaratory relief action (the "Declaratory Relief Action") in that Action against Bank of America entitled Norcal Waste Systems, Inc., et al. v. Bank of America, N.T. & S.A., seeking a declaration that they have no obligation to indemnify the Bank or reimburse the Bank's costs or litigation expenses following the Abraham Settlement under the indemnity provisions of certain agreements between Bank of America or Security Pacific, on the one hand, and Norcal or the ESOP, on the other (the "Indemnity Agreements"), in connection with Settling Plaintiffs' pursuit of the Excluded Claims. By order dated December 17, 1996, the court granted summary judgment to Norcal and the ESOP in the Declaratory Relief Action.

     On September 10, 1996, Bank of America, in its own capacity and as successor to Security Pacific, served a cross-complaint (the "Cross-Complaint") in Action No. C94-3076 CAL entitled Security Pacific National Bank, et al. v. Norcal Waste Systems, Inc., et al., alleging a variety of claims against, among others, Norcal and the ESOP relating to the Abraham Settlement or the Indemnity Agreements. The Cross-Complaint included claims for fraud, breach of contract, and tortious breach of the implied covenant of good faith and fair dealing in entering into the Abraham Settlement, and claims for declaratory relief and breach of contract in connection with the Indemnity Agreements. In addition to punitive damages, the Cross-Complaint sought compensatory damages subject to proof at trial, alleged to include possibly in excess of $13.0 million in damages. By order dated December 17, 1996, the court dismissed all claims in the Cross-Complaint with prejudice, except that the claim against the ESOP for tortious breach of the implied covenant was dismissed with prejudice insofar as it attempted to state a tort claim and was otherwise dismissed without prejudice.

     Any claims in the Cross-Complaint are "caused by or related to the Excluded Claims" and, as such, are Indemnified Claims covered by Settling Plaintiffs' indemnity. Accordingly, any liability incurred by Norcal (other than its own or the ESOP's defense costs) in connection with the Cross-Complaint would be payable from the Escrowed Recovery, if any, and potentially the Deferred Settlement Payment. Norcal believes that it is unlikely that it would be liable to pay an amount in damages on the Cross-Complaint that is materially greater than any recovery by Settling Plaintiffs from Bank of America (aside from any liability for damages in the amount of Bank of America's litigation expenses), and thus any award of damages (aside from such expenses) on the Cross-Complaint is not likely to exceed the Escrowed Recovery (before reduction for indemnified defense costs).

IRS Dispute.

     The Internal Revenue Service (the "Service") has almost completed an audit of the Company's income tax returns for the fiscal years ending September 30, 1988 through 1991. During the course of that audit, the Service also examined certain transactions involving employee benefit plans sponsored by the Company.

     With respect to this audit, the Service has proposed a number of adjustments (some of which have been agreed to by the Company). In particular, the Service has stated that it does not (i) believe the Company should be permitted to deduct post-retirement health and welfare benefits paid to former employee-shareholders of Norcal's predecessors on the grounds that such benefits should be treated as additional purchase price consideration for the stock acquired from such shareholders and therefore must be capitalized, or (ii) agree with the manner in which the Company has calculated certain deductions related to its landfill closure and post-closure costs. The Company has advised the Service that it intends to challenge vigorously the Service's proposed treatment of the post-retirement health and welfare benefits. The Service and the Company have tentatively agreed on an alternative treatment of landfill closure and post-closure costs that is acceptable to the Company.

     The Company does not believe that the income tax adjustments proposed by the Service will have a material adverse effect on the financial condition of the Company. However, certain income tax deductions that would otherwise be available to the Company in future periods (in particular, deductions related to the provision of post-retirement health and welfare benefits to former employee-shareholders) may be substantially reduced or deferred.

     The Service also asserted that the role played by a subsidiary of Norcal in connection with the investment by certain of the Company's pension plans, through Bank of America, the trustee of such plans, in Techno-Therm, Inc., a Colorado corporation in which Mr. Sangiacomo and certain former executive officers of Norcal also invested, constituted a "prohibited transaction" for which the Company is liable for penalties under the Code. The Company disagrees with the Service's assertion, but has nevertheless reached a compromise agreement with the Service regarding the transaction that will permit the Company to resolve this matter in a way that will not have a material adverse effect on the Company's financial condition or cash flow.

     The Service also investigated the transactions pursuant to which the ESOP acquired and subsequently disposed of Excel Environmental, Inc. ("Excel") (the "Excel Transaction"), and in accordance with that investigation, the Service sought technical advice from its national office as to how the Excel Transaction and related events should be treated for tax purposes. The Service's auditors requested specific guidance, among other things, as to: (i) whether the ESOP acquired impermissible assets upon the merger of the Excel employee stock ownership plan (the "Excel ESOP") into the ESOP or otherwise should be subject to sanctions (including possible revocation of its qualified status) by reason of its participation in the acquisition and subsequent disposition of Excel,
(ii) whether the Company should be subject to so-called "prohibited transaction" taxes by reason of its role in the acquisition and disposition of Excel by the ESOP, and (iii) what the resulting income tax consequences of the Excel Transaction should be to the Company, the former Excel shareholders, the Excel ESOP and the ESOP in light of the resolution of the foregoing issues. In conjunction with the Service's request for technical advice, the Company provided a detailed position paper setting forth why the Company believes there should be no adverse tax consequences to the Company or the ESOP as a result of the Excel Transaction. The National Office of the Service has issued a favorable technical advice memorandum to the Company that concurs with the views espoused by the Company as to how the Excel Transaction should be treated for tax purposes on all but one immaterial issue. Accordingly, this matter will be resolved in a manner that will not have a material adverse effect on the Company's financial condition or cash flow.

     The Service has also initiated an audit of the Company's income tax returns for the periods ended September 30, 1992, through September 30, 1994.

Environmental Liabilities.

     Cummings Road Landfill. In 1987, contamination was confirmed in the groundwater underlying and in the vicinity of the Company's Cummings Road Landfill in Humboldt County, California. Investigations indicated that the landfill was the source of the contamination. In response to civil claims, the Company made cash payments, restricted use of certain property, exchanged property and provided an alternative water supply to certain residents and businesses affected or potentially affected by the impacted groundwater. As part of a revised corrective action plan submitted to and in 1994 approved by the Regional Water Quality Control Board various landfill improvements have been made or are under construction including a trench to intercept upgradient groundwater to divert it away from the landfill. The Company currently estimates its remaining expenditures to be incurred to be $1.9 million and has established a mechanism with the County of Humboldt to secure reimbursement of such remediation costs at the landfill by the end of the current disposal agreement on September 30, 1998. In addition, the Company has extended a municipal water line to certain residents downgradient of the landfill. The Company estimates that there are $0.6 million in additional expenditures to be incurred in connection with completion of this water line project. The Company plans to seek reimbursement from third parties for a portion of the total project cost of the water line.

     On December 3, 1996, The Pacific Lumber Company ("Pacific Lumber") filed a lawsuit against a subsidiary of the Company entitled The Pacific Lumber Company
v. City Garbage Company of Eureka et al. in the Superior Court of the State of California, County of Humboldt. The lawsuit alleges that a parcel of real property owned by Pacific Lumber has been affected by contamination emanating from the Cummings Road Landfill and seeks unspecified damages based upon strict liability, negligence, nuisance, trespass, waste and equitable indemnity. The lawsuit also seeks declaratory relief that the defendants are responsible for cleaning up and removing any contamination on Pacific Lumber's property and for any other remedial measures which might be required. The Company has already taken remedial action at the Cummings Road Landfill with respect to the source of the contamination, which action was approved by the applicable regulatory authority. The Company believes that there has been no significant economic damage to Pacific Lumber's property and therefore that even if this matter is resolved in a manner adverse to the Company, it is not likely to have a material adverse effect on the Company's financial condition or cash flow.

     Sierra Point Landfill. On March 25, 1996, the California Regional Water Quality Control Board (the "Regional Board") issued a formal request for information pursuant to the California Waste Code to Sunset Scavenger Company ("Sunset"), a subsidiary of Norcal, regarding Sunset's ownership, prior to 1980, of the now closed Sierra Point landfill in the City of Brisbane. Preliminary research indicates that landfilling ceased at the site prior to 1972 and closure work was completed by 1982. The Regional Board issued the information request in connection with its review of the existing Waste Discharge Requirement ("WDRs") order for the landfill. On April 17, 1996, the Regional Board adopted updated WDRs naming seven parties, but not Sunset or Norcal, as responsible for performing specified post-closure landfill monitoring, maintenance and, potentially, corrective action or work at the landfill if monitoring indicates that is necessary. Although neither Sunset nor Norcal were named in the WDRs, the Regional Board staff stated at the April 17, 1996 hearing that they may propose to add Sunset or Norcal as parties to the WDRs or to a site cleanup requirements ("SCRs") order in the future. Sunset is preparing its response to the information request, but it is not possible at this stage of the administrative proceeding to determine what, if any, Sunset or Norcal's liabilities may be at the landfill. If Sunset or Norcal ultimately is named in the WDRs or SCRs order, either or both may be required to fund or perform a share of the post-closure work. Such work could include pumping and treatment of landfill leachate, if monitoring demonstrates that such work is necessary. Sunset and Norcal currently are not able to estimate the costs that may be associated with such work.

     In the ordinary course of its business, the Company has incurred environmental liabilities at some of its other sites including soil and water contamination. Although the Company believes the environmental liabilities at these sites will not have a material adverse effect on the Company, there can be no assurance that such liabilities will not be material or that other material liabilities will not arise in the future at these or other sites.

Other Matters

     From time to time, in the normal course of its business, the Company may become subject to various judicial and administrative proceedings involving federal, state or local agencies. The Company could incur substantial legal expenses during the course of such proceedings and the outcome of one or more of these proceedings could have an adverse impact on the Company's business. From time to time, the Company also may be subjected to actions brought by individuals or citizens' groups in connection with the grant or permits for its operations or alleging violations of permits or other regulatory requirements pursuant to which the Company operates, which, if successful, could have a material adverse effect on the Company's business. See "Risk
Factors -- Environmental Regulation and Potential Litigation."

     The Company is involved in various other legal actions in the normal course of business. It is the Company's opinion that these matters relating to ordinary litigation are adequately provided for or that resolution of such matters will not have a material adverse impact on the financial condition of the Company; however, there can be no assurance that the impact of such matters on its results of operations or cash flows for any given reporting period will not be material.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On July 22, 1996, the ESOP, as the sole shareholder of the Company, approved consulting and related agreements with each of Messrs. Pacini and Corbolotti, former officers of the Company.

     On July 25, 1996, the ESOP, as the sole shareholder of the Company, approved an amendment to the Company's Bylaws, which such amendment set the number of directors of the Company at five.

     On July 30, 1996, the ESOP, as the sole shareholder of the Company, approved (i) the 1996 Non-Employee Director Stock Option Plan (the "Non-Employee Director Plan"); (ii) grants of options to each of Messrs. Molinari and Flynn and Ms. Kaufman pursuant to the Non-Employee Director Plan, each such grant being for 35,000 shares of common stock; (iii) grants of options to each of Messrs. Molinari and Flynn pursuant to the 1996 Executive Stock Incentive Plan (the "1996 Stock Plan"), each such grant being for 15,000 shares of common stock; and (iv) the Employment Agreement and the Stock Option Agreement (which such agreement provided for, among other things, a grant of an option for 960,000 shares of common stock under the 1996 Stock Plan) with Mr. Sangiacomo.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's common stock is 100% owned by the ESOP and is not publicly traded. As of December 15, 1996, there were 1,708 employees who were participants in the ESOP.

     During the two most recent fiscal years, the Company has declared no cash dividends on its common stock. The Indenture relating to the Senior Notes provides that the Company may not, and may not permit any of its subsidiaries to, directly or indirectly, declare or pay any dividend or make any distribution on account of, or any contribution in respect of, its capital stock, other than dividends or distributions payable in capital stock (other than stock, or any security convertible into common stock, with certain mandatory dividend or redemption provisions) of the Company or dividends or distributions payable from a subsidiary to the Company or any wholly-owned subsidiary of the Company, if at the time of and after giving effect to such dividend, distribution or contribution, certain conditions are not met. This provision does not prohibit certain purchases of capital stock distributed by the ESOP, certain contributions or dividends paid to the ESOP, or certain loans to the ESOP.

     Pursuant to the Credit Agreement, neither the Company nor any of its subsidiaries may declare or pay any distributions (including dividends) on or in respect of any class of capital stock other than (i) distributions payable solely in its capital stock; (ii) distributions of cash by a subsidiary of the Company to a Subsidiary Guarantor or to the Company; (iii) certain distributions made to the ESOP; (iv) distributions made by the Company to repurchase any capital stock of the Company distributed by the ESOP, to the extent made under certain circumstances; and (v) other distributions not to exceed $1,000,000 in the aggregate per fiscal year, subject to certain events of default.

     The Company has no present intention to pay a dividend. Any future determination to pay dividends will be at the discretion of the Board of Directors and will be dependent upon the Company's results of operations, financial condition, tax benefits and applicable contractural and legal restrictions and other factors deemed relevant by the Board of Directors.

ITEM 6. SELECTED FINANCIAL DATA

                  NORCAL WASTE SYSTEMS, INC. AND SUBSIDIARIES

                            SELECTED FINANCIAL DATA

     The following is a summary of certain consolidated financial information regarding the Company for the five years ended September 30, 1996.

                                                              YEAR ENDED SEPTEMBER 30,
                                                   -----------------------------------------------
                                                    1996      1995      1994      1993      1992
                                                   -------   -------   -------   -------   -------
INCOME STATEMENT DATA
  Revenues.......................................  288,215   271,501   247,176   255,149   253,925
                                                   -------   -------   -------   -------   -------
  Cost of operations:
     Operating expenses..........................  202,848   183,865   167,740   173,515   174,123
     Depreciation and amortization...............   18,320    19,985    20,141    22,704    26,233
     ESOP compensation expense(a)................   10,291     7,923     7,319     6,920     3,519
     General and administrative..................   30,965    26,446    24,849    26,286    24,752
     Restructuring expenses(b)...................       --        --        --        --    36,533
                                                   -------   -------   -------   -------   -------
          Total cost of operations...............  262,424   238,219   220,049   229,425   265,160
                                                   -------   -------   -------   -------   -------
               Operating income (loss)...........   25,791    33,282    27,127    25,724   (11,235)
  Interest expense...............................   23,913    19,909    20,920    23,900    28,958
  Gain (loss) on dispositions, net...............     (477)    1,279     6,744    11,477        --
  Settlement of litigation(c)....................    3,648        --     5,480        --        --
  Other income (expense).........................    1,111     2,443     1,389     6,287       795
                                                   -------   -------   -------   -------   -------
               Income (loss) before income taxes,
                 extraordinary item and
                 cumulative effect of change in
                 accounting principle............   (1,136)   17,095     8,860    19,588   (39,398)
  Income tax expense (benefit)...................       --     6,662     2,500     1,447      (317)
                                                   -------   -------   -------   -------   -------
               Income (loss) before extraordinary
                 item and cumulative effect of
                 change in accounting
                 principle.......................   (1,136)   10,433     6,360    18,141   (39,081)
  Extraordinary gain on early extinguishment of
     long-term debt, net of $0 income taxes......   31,379        --        --        --        --
  Cumulative effect on prior years of change in
     accounting for income taxes.................       --        --     2,500        --        --
                                                   -------   -------   -------   -------   -------
               Net income (loss).................   30,243    10,433     8,860    18,141   (39,081)
                                                   =======   =======   =======   =======   =======
BALANCE SHEET DATA
  Property and equipment, net....................  137,147   132,431   129,566   143,706   160,242
  Total assets...................................  321,235   299,152   292,299   305,655   322,763
  Total long-term debt, including current
     portion(d)..................................  176,740   205,410   226,013   258,186   271,860
  Stockholder's equity (deficit).................    6,117   (43,878)  (65,935)  (81,864)  (99,162)

---------------
(a) Non-cash ESOP compensation expense is calculated under the shares allocated method based upon principal repayment on the ESOP's indebtedness to the Company, funded by contributions from the Company.

(b) Restructuring expense in 1992 includes losses incurred in connection with the disposal of certain operations, asset abandonments, and writedowns, reserves for litigation expenses and settlements, and professional and other fees.

(c) Data for 1996 and 1994 represent non-recurring expenses incurred in connection with the settlement of litigation involving the ESOP Notes and the Old Subordinated Notes, respectively.

(d) Includes indebtedness of the ESOP in fiscal years 1992 to 1995 as required to be reflected on the Company's balance sheet by GAAP.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Unless otherwise indicated, references in the discussion below to a particular year are references to the Company's fiscal year ended September 30.

FORWARD LOOKING INFORMATION

     Those statements followed by an asterisk (*) may be perceived to be forward looking statements. Any such statements should be considered in light of various risks and uncertainties that could cause results to differ materially from expectations, estimates or forecasts expressed. The various risks and uncertainties described earlier (see "Risk Factors" in Item 1) and elsewhere in this Form 10-K include, but are not limited to: changes in general economic conditions, inability to maintain rates sufficient to cover costs, inability to obtain timely rate increases, fluctuations in commodities prices, changes in environmental regulations or related laws and competition. The Company does not undertake to update any forward-looking statement that may be made from time to time by it or on its behalf.

GENERAL

     The Company's revenues are comprised primarily of fees charged to residential, commercial and industrial customers for the collection and disposal of solid waste, disposal fees charged to third parties who dispose at the Company's transfer stations and landfills, fees charged for landfill operations and solid waste systems management activities for third party landfill owners, and revenues generated from the sale of recyclable materials.

     Collection and disposal revenues are subject to pressures from a variety of sources, including increased competition, reductions and diversion of solid waste and regulatory changes. Revenues are generated through rates charged to customers. Residential rates are generally covered by formal rate setting mechanisms as established by rate boards or other local government jurisdictions, which provide a specified return on allowable costs. Commercial and industrial rates are generally subject to competitive considerations if not covered by formal rate setting mechanisms. The rate setting process may result in the exclusion of certain costs and/or delays in cost recovery. The recent Recommended Rate Orders in San Francisco disallowed from future rate recovery certain ESOP-related expenses. See discussion below in "Liquidity and Capital Resources." To the extent that certain operating costs are excluded from the allowable costs to be recovered, operating margins will be negatively impacted.* The Company believes the trend of increasing pressure on collection rates, and therefore profit margins, will continue in the future.*

     During 1996, the Company commenced management of the operations under the new contract in San Bernardino County. In addition to the operations and engineering activities with respect to all active landfill sites, the new contract includes the potential to generate substantial revenues through the development and implementation of the County's Solid Waste Strategic Plan.* Approximately 14% of the Company's revenues for fiscal year 1996 were derived from services performed for San Bernardino County. The Company's revenues from San Bernardino County are derived from two categories of services. The core service is the performance of ongoing landfill operations activities. The Company estimates that revenues from this component will account for 35-50% of total revenues generated in San Bernardino County in 1997.* Over the term of the contract the amount of revenues from this core service will vary primarily as a result of changes in volume of waste deposited at landfills and changes in the Company's per ton compensation rate. The other component of revenues represents activities associated with the planning and implementation of the strategic plan to regionalize landfill operations in San Bernardino County. This includes planning, engineering and construction management for landfill expansions, transfer station construction and landfill closures. It is anticipated that the majority of these activities will be completed over the next 7 years, during which time San Bernardino County plans to spend over $200 million.* The Company's agreement with San Bernardino County terminates on June 30, 2001. The Company believes the regionalization of the landfill disposal system will create efficiencies for the County and can be used by the Company as a model to pursue other opportunities of this nature, although there can be no assurance that the Company will be successful in pursuing this strategy.*

     Although the Company will generate significant revenues from its services for San Bernardino County, the Company generally earns lower margins than on its collection and disposal operations, due to the fact that there is little capital investment required to generate the additional revenues and profit margins are limited by the contract.* The additional revenues are anticipated to generate additional earnings but will tend to reduce the overall profit margin as compared to historical levels.* This business involves substantial sub-contractor, consulting and other related expenses paid to third parties. The Company believes the dilutive impact on margin percentages may increase as additional revenues and profits are generated by the San Bernardino County contract and other similar activities.*

     The revenues derived from the sale of recyclable materials are volatile and fluctuate in accordance with changes in prices of recyclable commodities which in turn are, in many cases, dependent on worldwide supply of and demand for such recyclable commodities. In the aggregate, the costs related to recycling operations do not fluctuate in accordance with changes in the prices of recyclable commodities and as a result the Company may experience increases or decreases in profitability depending on changes in the prices for recyclable commodities. The Company derives substantial revenues from the sale of paper and paper products, which have suffered substantial declines since 1995.

     Operating expenses include labor, disposal fees paid to third parties, fuel, equipment maintenance and rentals, engineering, consulting and other professional services and other direct costs of operations. Also included are accruals for landfill closure and corrective action costs, consistent with regulatory requirements. General and administrative expenses include management salaries, administrative and clerical overhead, professional services costs and other fees and expenses.

     ESOP compensation expense includes amounts contributed by the Company to the ESOP to allow the ESOP to repay its intercompany loans to the Company along with amounts to fund distributions to retired, terminated or withdrawing participants. The total contributions are subject to various limitations imposed by the Internal Revenue Service and are generally tax deductible. The debt repayments by the ESOP result in allocation of Company common stock to ESOP participants' accounts pursuant to an allocation formula. Distribution payments are made by the ESOP to retired, terminated or withdrawing participants based on their vested allocated shares of Company common stock.* The Company expects future contributions to the ESOP to fund distributions to increase significantly as additional employees reach retirement age, as additional shares are allocated to employee accounts and if the appraised value of the Company common stock increases.* During 1996, the Company made contributions to the ESOP that, in addition to funding the distribution obligation and the scheduled loan payment, allowed the ESOP to prepay approximately $9.0 million of intercompany loans. This additional contribution resulted in substantial tax savings and additional ESOP compensation expense relative to the additional shares allocated.* The Company may make similar additional contributions to the ESOP in excess of the scheduled contribution in future periods corresponding to tax advantages afforded by the accelerated contributions.*

     The Company has no present intention to pay a dividend. Any future determination to pay dividends will be at the discretion of the Board of Directors and will be dependent upon the Company's results of operations, financial condition, tax benefits and applicable contractual and legal restrictions and other factors deemed relevant by the Board of Directors.

RESULTS OF OPERATIONS

                  NORCAL WASTE SYSTEMS, INC. AND SUBSIDIARIES

                        SUMMARY STATEMENTS OF OPERATIONS
                    PERCENTAGE RELATIONSHIP TO TOTAL REVENUE

                                                                1996         1995         1994
                                                               ------       ------       ------
Revenues:
  Collection and disposal operations.........................    78.2%        81.6%        84.6%
  Third party landfill management services...................    15.8%         7.9%         7.6%
  Recycled commodities sales.................................     6.0%        10.5%         7.8%
                                                                -----        -----        -----
          Total revenues.....................................   100.0%       100.0%       100.0%
Cost of operations:
  Operating expenses.........................................    70.4%        67.7%        67.9%
  Depreciation and amortization..............................     6.4%         7.4%         8.1%
  ESOP compensation expense..................................     3.6%         2.9%         3.0%
  General and administrative.................................    10.7%         9.7%        10.0%
                                                                -----        -----        -----
          Total cost of operations...........................    91.1%        87.7%        89.0%
                                                                -----        -----        -----
                    Operating income.........................     8.9%        12.3%        11.0%
Interest expense.............................................    (8.3)%       (7.3)%       (8.5)%
Gain (loss) on dispositions, net.............................    (0.2)%        0.4%         2.7%
Settlement of litigation.....................................    (1.2)%        0.0%        (2.2)%
Other income (expense).......................................     0.4%         0.9%         0.6%
                                                                -----        -----        -----
                    Income (loss) from operations before
                      income taxes and extraordinary item....    (0.4)%        6.3%         3.6%
                                                                -----        -----        -----
Income tax expense...........................................     0.0%         2.5%         1.0%
                                                                -----        -----        -----
                    Income (loss) before extraordinary
                      item...................................    (0.4)%        3.8%         2.6%
                                                                -----        -----        -----
Extraordinary item -- gain on early retirement of debt,
  net........................................................    10.9%         0.0%         0.0%
Cumulative effect on prior years of change in accounting for
  income taxes...............................................     0.0%         0.0%         1.0%
                                                                -----        -----        -----
                    Net income...............................    10.5%         3.8%         3.6%
                                                                =====        =====        =====

FISCAL YEAR 1996 COMPARED WITH FISCAL YEAR 1995

     Revenues. Revenues for 1996 increased $16.7 million (6.2%) to $288.2 million from $271.5 million for 1995. The increase in revenues was primarily due to higher third-party landfill management services revenues and waste collection and disposal revenues partially offset by lower recycled commodities sales revenues. Third-party landfill management services revenues were higher due to new and expanded landfill operations and solid waste management activities in San Bernardino and San Diego Counties. Waste collection and disposal revenues were higher primarily as a result of rate increases in several service areas. Recycled commodities sales revenues were down due to lower prices received from the sale of recyclable commodities, primarily paper and cardboard.

     Operating Expenses. Operating expenses for 1996 increased $18.9 million (10.3%) to $202.8 million from $183.9 million for 1995. As a percentage of revenues, operating expenses increased to 70.4% in 1996 from 67.7% in 1995. The increased costs were due to higher project and subcontractor related costs, payroll and related costs and fuel costs. The increase in project management and subcontractor costs was associated with new and expanded third-party landfill management services activities in San Bernardino and San Diego

Counties. Payroll and related costs were higher as a result of additional hires and scheduled union wage increases. Fuel costs were higher, reflecting a general increase in fuel prices. These increased operating costs were partially offset by lower recycling purchases due to lower costs for recyclable commodities and lower landfill costs resulting from increased capacity and changes to estimated closure costs at the Company-owned landfills.

     Depreciation and Amortization. Depreciation and amortization decreased $1.7 million (8.3%) in 1996 to $18.3 million from $20.0 million in 1995. The decrease is attributable to a reduction in landfill depletion expense based on increased capacity at the Company's landfills along with a reduction in depreciation expense from a number of assets that became fully depreciated at September 30, 1995 along with the buyouts of expiring capital leases during fiscal year 1995.

     ESOP Compensation Expense. ESOP compensation expense is primarily based on the Company's contribution to the ESOP. The Company contributes to the ESOP to allow for repayment of intercompany loans and to fund distributions to retired, terminated or withdrawing participants. ESOP expense for 1996 increased $2.4 million to $10.3 million from $7.9 million for 1995. The increase in expense can be attributed to higher contributions made to the ESOP that allowed the ESOP to make scheduled loan payments and prepayment of additional principal along with increases in contributions related to the funding of distributions.

     General and Administrative. General and administrative expenses for 1996 increased $4.6 million (17.4%) to $31.0 million from $26.4 million in 1995. As a percentage of revenues, general and administrative expenses increased to 10.7% for 1996 from 9.7% for 1995. The increased costs were due to higher payroll and related costs and other expenses. The increase in payroll and related costs resulted from general wage increases and additional management personnel. Other administrative costs increased as a result of the new and expanded third-party landfill management services in San Bernardino and San Diego Counties.

     Operating Income. Operating income decreased $7.5 million (22.5%) to $25.8 million in 1996 from $33.3 million in 1995. As a percentage of revenues, operating income decreased to 8.9% for 1996 from 12.3% for 1995. The primary causes of the decrease in operating income for 1996 were the significant drop in recycling revenues due to lower commodity prices coupled with higher operating, ESOP compensation and general and administrative expenses.

     Interest Expense. Interest expense increased by $4.0 million (20.1%) to $23.9 million for 1996 from $19.9 million in 1995. The increase is due to a higher effective interest rate associated with the Company's Senior Notes issued as part of the refinancing transaction in November 1995.

     Settlement of Litigation. Settlement of litigation for 1996 reflects the payment of $3.6 million made to the holders of ESOP Notes as part of the ESOP noteholder litigation settlement agreement.

     Gain (Loss) on Dispositions. The loss on dispositions of $0.5 million for 1996 represents the net impact of asset disposals, primarily real estate. The gain on dispositions of $1.3 million for 1995 primarily represented the gain on the sale of the Company's 50% ownership interest in an affiliated company.

     Other Income (Expense). Other income decreased $1.3 million (54.5%) to $1.1 million for 1996 from $2.4 million for 1995. The decrease in other income was due to non-operating expenses incurred during 1996, including equity in losses of an affiliate, certain expenses associated with the Refinancing, losses incurred from the sales of investments held in trust accounts, lower interest earned on trust fund balances and the absence of equity in earnings of another affiliate which was sold in July 1995.

     Income Tax Expense (Benefit). There was no income tax expense for 1996 compared to income tax expense of $6.7 million in 1995. The Company experienced an effective rate for fiscal 1996 of zero as a result of realizing certain of its deferred tax assets for which a valuation allowance had previously been established.

     Extraordinary Gain. The Company recorded an extraordinary gain of $31.4 million as a result of the early extinguishment of subordinated notes pursuant to the refinancing transaction.

     Net income. The Company recorded net income of $30.2 million for 1996 compared to net income of $10.4 million for 1995. The net income for 1996 is attributable to the Extraordinary Gain, offset by those factors discussed in Operating Income as well as higher interest expense, settlement of litigation and lower other income.

FISCAL YEAR 1995 COMPARED WITH FISCAL YEAR 1994

     The results of operations of the Company during 1995 were impacted by the performance of services under a contract to operate five landfills for San Diego County in March 1995 and the expiration of a contract to operate a landfill for a third party in August 1995. The results of operations of the Company during 1994 were impacted by the sale of the stock of two subsidiaries, and substantially all of the assets of a third subsidiary, during the first quarter of that year.

     Revenues. Revenues for 1995 increased $24.3 million (9.8%) to $271.5 million from $247.2 million for 1994. Net of the effect of disposed operations, which comprised revenues of $2.0 million for 1995 and $6.4 million for 1994, revenues from continuing operations increased by $28.7 million or 11.9%. The increase in revenues was due to higher waste collection and disposal, recycled commodities and third-party landfill management services revenues. Waste collection revenues increased due to rate increases received in several service areas, including San Francisco. Recycled commodities sales revenues increased due to higher prices received from the sale of commodities, primarily paper and cardboard. Third-party landfill management services revenues increased primarily due to the new San Diego contract.

     Operating Expenses. Operating expenses for 1995 increased $16.2 million (9.6%) to $183.9 million from $167.7 million for 1994. As a percentage of revenues, operating expenses decreased to 67.7% in 1995 from 67.9% in 1994. Net of the effect of disposed operations, which had operating expenses of $1.5 million for 1994, operating expenses from continuing operations increased by $19.1 million or 11.7%. The increase was due to higher disposal costs, recycling purchases, payroll and related costs, landfill costs, repairs and maintenance and other expenses. The increase in disposal cost was a result of paying higher disposal fees at several operating subsidiaries, including the San Francisco operations. The increase in recycling purchases was due to higher prices paid for recyclable commodities. The increase in payroll and related costs was due to scheduled wage increases. The increase in landfill costs was due to the increased scope of activities at several landfills. The increase in repairs and maintenance was due to inflationary increases. The increase in other expenses included increases in contract services and franchise fees.

     ESOP Compensation Expense. ESOP compensation expense is primarily based on the Company's contribution to the ESOP and increased $0.6 million to $7.9 million for 1995 from $7.3 million for 1994. ESOP compensation expense increased due to increased share allocations and increased contribution for share repurchases related to a higher share price.

     General and Administrative. General and administrative expenses for 1995 increased $1.6 million (6.5%) to $26.4 million from $24.8 million for 1994. As a percentage of revenues, general and administrative expenses decreased to 9.7% in 1995 from 10.0% in 1994. Net of the effect of disposed operations, which had general and administrative expenses of $0.2 million for 1995 and $0.9 million for 1994, general and administrative expenses for continuing operations increased by $2.7 million or 11.3%. The increase was due to an increase in fees for professional services, along with higher outside data processing, travel and outside equipment rental costs.

     Operating Income. Operating income increased $6.2 million (22.7%) to $33.3 million in 1995 from $27.1 million in 1994. As a percentage of revenues, operating income increased to 12.3% for 1996 from 11.0% for 1995. The primary cause of the increase in operating income for 1995 was the significant increase in recycling revenues due to higher commodity prices.

     Interest Expense. Interest expense for 1995 decreased $1.0 million (4.8%) to $19.9 million from $20.9 million for 1994. The decrease was due to payments made pursuant to debt obligations, and the resultant lower balances outstanding, during 1994 and 1995 and a reduction in interest accrued on the Class A and B Notes as compared to the Old Subordinated Notes.

     Gains on Dispositions. The gain on dispositions of $1.3 million for 1995 primarily represented the gain on the sale of the Company's 50% ownership interest in an affiliated company. The gain on dispositions of $6.7 million in 1994 primarily resulted from the sale of the stock of one subsidiary and substantially all of the assets of another, along with the sale of certain real property.

     Settlement of Litigation. Settlement of litigation for 1994 reflects the payment of $5.5 million made to the holders of Old Subordinated Notes as part of the Old Subordinated Notes noteholder litigation settlement agreement.

     Other Income (Expense). Other income for 1995 increased $1.0 million (75.9%) to $2.4 million from $1.4 million for 1994. The increase in other income was due to an increase in the interest income earned on trust funds and cash balances in certain restricted cash accounts established by the Company in connection with the Third Amended and Restated Credit Agreement dated as of September 30, 1992, as amended, among Norcal and its lenders (the "Old Credit Agreement"). In connection with the Refinancing in November 1995, the Old Credit Agreement was terminated.

     Income Tax Expense (Benefit). The income tax expense provision for 1995 increased to $6.7 million from $2.5 million for 1994. The effective income tax rate for 1995 was 39%, which is lower than the federal and state statutory rates due to utilization of deferred deductions upon which no benefit was previously recognized. The increase in income tax expense for 1995 was due to higher income before taxes and a higher effective income tax rate.

     Effect of Accounting Change. Effective October 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" which allows, among other things, the recognition of a deferred tax asset associated with net operating losses available to offset future taxable income. The Company recognized a cumulative adjustment related to available net operating losses which increased income by $2.5 million in 1994.

     Net Income. The Company recorded net income of $10.4 million for 1995 compared to net income of $8.9 million for 1994. The increase in net income for 1995 is attributable to those factors discussed in Operating Income, lower interest expense and higher other income partially offset by higher income taxes.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's cash requirements consist principally of working capital requirements, interest on outstanding indebtedness, capital expenditures and deposits to trust funds to satisfy certain environmental statutes and regulations. Prior to September 30, 1996, the Company had operated with working capital deficits for several years, primarily due to the current portions of debt obligations and other accrued liabilities. Throughout this period, the Company financed its operations primarily through operating cash flow and the proceeds from divestiture of certain operations and other assets. The Company was able to take advantage of access to limited capital lease financing during 1994 and 1995. With the completion of the Refinancing in November 1995 and the impact of operations for the year ended September 30, 1996, the Company has improved its working capital position by $40.4 million to a working capital surplus of $4.9 million from a deficit of $35.5 million at September 30, 1995. In addition to the improvements in working capital, as part of the Refinancing the Company entered into the Credit Agreement which provides for up to $100 million of additional borrowings and which, subject to certain limitations and covenant restrictions (including financial ratios), can be drawn by the Company to fund ongoing operations, invest in capital equipment and/or facilities and to finance acquisitions. The Credit Agreement has a five-year term. At September 30, 1996, the Company had utilized $9.4 million of the credit facility provided by the Credit Agreement for letters of credit and had availability under the Credit Agreement of approximately $25.0 million (with additional amounts potentially available to fund acquisitions based on certain pro-forma ratios) along with $15.6 million which may be utilized for additional letters of credit. Changes in availability under the Credit Agreement are a function of, among other things, changes in operating results. The Credit Agreement was recently amended primarily to provide additional flexibility under the financial covenants contained therein and increase the Company's ability to incur certain types of additional debt (including indebtedness incurred in connection with acquisitions). The Company expects that by the end of fiscal year 1997 potential availability under the Credit Agreement will be reduced by up to approximately $12 million if the Recommended Rate Orders are put into effect without modification by the Rate Board.* In addition, in November 1996 the Company signed a letter of intent for the provision of operating lease financing for certain capital expenditures. The agreement, subject to final credit approval by the lessor, would provide up to approximately $13.5 million of available financing.

     The Indenture governing the Senior Notes contains provisions which, among other things, (i) limit the Company's and its subsidiaries' ability to declare or pay dividends or other distributions (other than dividends or distributions payable to Norcal or any wholly owned subsidiary of Norcal or, in certain cases, the ESOP), (ii) limit the purchase, redemption or retirement of capital stock and (iii) limit the incurrence of additional debt. As of September 30, 1996, under the incurrence covenant in the Indenture, the Company would have been able to incur approximately $4.0 million of additional debt (in addition to that which would have been available under the Credit Agreement and was otherwise permitted under the Indenture). The Company currently anticipates that the incurrence covenant of the Indenture will preclude it from incurring such additional debt for the remainder of fiscal year 1997.*

     The Senior Notes mature in November 2005. Interest on the Senior Notes currently accrues at the rate of 13.0% per annum, which rate will increase by an additional 0.25% per annum on each of May 16, 1997, and November 16, 1997, to a maximum of 13.5% per annum. However, the interest rate on the Senior Notes will revert to 12.5% at such time as the Company (in one or more transactions) will have offered to purchase (whether or not any actual purchases are made) or redeemed an aggregate of $25.0 million in principal amount of Senior Notes out of the proceeds of equity sales.

     Cash Flow from Operations. Cash flow from operations decreased 44.8% to $20.4 million for 1996 from $36.9 million for 1995. The decrease was due to the loss before extraordinary item of $1.1 million for 1996 compared to income of $10.4 million for the same period a year ago. If the Company is unsuccessful in its attempt to modify the Recommended Rate Orders in San Francisco, its future annual operating results and cash flow could be adversely impacted by as much as $4.0 million (the amount of ESOP expense recovery denied reimbursement).* Changes in availability under the Credit Agreement are a function of, among other things, changes in operating results. In addition, the Company expects that by the end of fiscal year 1997 potential availability under the Credit Agreement will be reduced by up to approximately $12 million, and the Company's ability to incur certain other future debt financing could be significantly curtailed or eliminated.*

     While the Company expects future cash flow generated from operating activities and available financing to be adequate to support existing operations of the Company, without significant improvements in cash flow and operating results, the Company will likely be restricted under the Indenture from certain borrowings for material capital expenditures or acquisitions to support the growth of its business.*

     Cash flow from operations decreased 5.2% to $36.9 million for 1995 from $38.9 million for 1994. The decrease in 1995 from 1994 included the payment of $5.5 million in connection with the 1994 settlement of litigation related to the Old Subordinated Notes.

     Cash Flow from Investing Activities. Cash used by investing activities was $7.2 million for 1996 compared to $9.6 million in 1995. The Company generated $6.8 million from the liquidation of trust funds that were released upon termination of an indemnification trust by current and former directors of the Company. In addition, $2.7 million was received from restricted cash accounts which were released upon completion of the Refinancing and applied to the then outstanding debt balance. The Company also generated $4.5 million from the sale of miscellaneous assets and used $20.8 million on capital expenditures during 1996, primarily vehicles, containers and other equipment. During 1995, the Company withdrew $10.2 million from restricted cash accounts, received $6.1 million from the sale of miscellaneous assets, used $19.6 million for capital expenditures, invested $5.6 million in marketable securities and deposited $0.6 million to trust funds.

     In 1994, the Company generated $3.1 million from investing activities as a result of asset and subsidiary sales of $21.6 million and withdrawal of $11.3 million and $3.5 million from restricted cash accounts and trust funds, respectively, partially offset by capital expenditures of $14.6 million and deposits of $17.5 million and $0.7 million to restricted cash accounts and trust funds, respectively.

     Cash Flow from Financing Activities. Cash used by financing activities was $7.2 million for 1996 compared to $24.9 million for 1995. As discussed above, the Company completed the Refinancing on November 21, 1995 which included the receipt of $170.2 million (after original issue discount) from the issuance of Senior Notes and utilized the funds for the payment of then outstanding bank debt, certain capitalized lease obligations and redemption of subordinated notes. In addition, the Company incurred approximately $10.8 million in fees and expenses related to the transaction. The Company also received $3.5 million from the ESOP as payment on loans to the ESOP paid from the insurance proceeds received in conjunction with a litigation settlement. During 1995, the Company made principal payments on long term debt and capital leases of $32.2 million, partially offset by proceeds from capitalized leases and additional debt of $4.2 million and the receipt of $3.1 million from the ESOP as payment on loans to the ESOP paid from the proceeds of a litigation settlement with the former owners of a subsidiary. Financing activities during 1994 consisted of principal payments on long term debt and capital leases of $45.5 million, partially offset by proceeds from capitalized leases of $2.2 million.

OTHER CASH REQUIREMENTS

     The Company has material financial obligations related to closure and postclosure costs with respect to landfills it owns. While the amount of these future obligations cannot be determined definitively at this time, the Company estimates the costs in current dollars for final closure of landfills it owns, as well as related post-closure activities for an estimated period of thirty years after the closure of each respective landfill, at approximately $60.4 million.* The Company recognizes an expense and liability for such costs based on units of production and makes contributions to trust funds to satisfy financial assurance requirements and fund the landfill costs. As of September 30, 1996, the Company had a recorded liability of $25.3 million for such projected costs in accordance with generally accepted accounting principles ("GAAP") and had on deposit $20.4 million in trust accounts consistent with regulatory requirements. The Company estimates its 1997 funding requirement at approximately $3.2 million, although the actual requirements could vary with changes in cost estimates and/or regulatory requirements.*

     The Company also has significant financial obligations with respect to certain environmental statutes and regulations protecting the groundwater and surface water in the vicinity of its landfills. The Company estimates the remaining expenditures associated with this issue to be approximately $4.4 million and is satisfying that obligation through deposits made to trust funds.* The Company estimates its 1997 funding requirement at approximately $0.4 million, although the actual requirement could vary with changes in cost estimates and/or regulatory requirements.* The Company also has recorded a liability of $1.2 million for potential costs associated with other environmental matters.

     The Company is in discussions with the City of San Francisco regarding plans for the construction of materials recovery and other facilities for use in connection with the Company's San Francisco operations and to facilitate compliance with mandated recycling requirements. If the Company and the City reach agreement on the nature and scope of the project, the Company believes construction of the facilities could begin in 12 to 18 months from that time.* Over the term of the Senior Notes, the Company estimates that it will need to invest substantial capital to acquire waste processing facilities and household hazardous waste facilities, maintenance and administrative complexes and equipment.* These projects, including the San Francisco facilities, will require significant capital investments. The Company intends to seek continued rate recovery for amounts expended on these projects and may seek to finance such costs through additional secured borrowings, including $30.0 million of borrowing for certain "Designated Capital Expenditures" (as defined in the Indenture).*

     The Company is obligated to provide, subject to certain conditions, post-retirement health and welfare benefits to certain former employee-shareholders (as well as their spouses and dependents) of two of its predecessors. Although the Company's obligation with respect to some of its former employee-shareholders will terminate upon the earlier of October 1, 2000 or the final resolution of legal claims against third parties reserved pursuant to the settlement of litigation, most of the Company's obligations extend for the lifetime of such former employee-shareholders. The accrued post-retirement medical benefit liability as of September 30, 1996 was $34.4 million and the Company made cash payments during 1996 totalling approximately $1.1 million. Payments at rates similar to those made in 1996 or greater, depending on medical inflation rates and the aging of the persons entitled to benefits, are expected for a significant number of years.

     The Company anticipates future increases of approximately $1.0 million to $3.0 million annually in the ESOP contributions related to funding the distributions to retired, terminated or withdrawing participants based on their vested allocated shares of Company common stock.* The Company expects the contributions to increase as additional employees reach retirement age, as additional shares are allocated to employee accounts and if the value of the Company common stock increases. In addition, accelerated contributions made to realize tax benefits will increase the ESOP compensation expense and will have a negative impact on earnings.* While Norcal may consider a public offering of its common stock as a potentially desirable way to eliminate the ESOP-related requirements to either repurchase stock or fund cash distributions for retired, terminated or withdrawing employees, there can be no assurance that Norcal would be able to effect such an offering or otherwise create a trading market for its stock.*

     The Company is currently reviewing the adequacy and operational capabilities of its management information systems. The cost of modifications to the Company's information systems could impact the results of operations or require substantial capital investment during 1997 and/or subsequent years.*

ENVIRONMENTAL REGULATIONS

     The Company's business activities are subject to extensive and evolving regulation under complex federal, state and local laws for the protection of public health and the environment. These laws, and the numerous regulatory bodies responsible for interpreting and enforcing them, impose significant restrictions and requirements on the Company and also impact the municipalities the Company serves and operators of non-owned landfills used by the Company. The Company believes that this regulation will continue in the future.*

     Various federal and state regulations require owners or operators of solid waste landfill sites to provide financial assurances for the closure and post-closure monitoring and maintenance of these sites. The Company uses independent engineers to assist it in assessing the estimates of future costs of complying with such regulations. A significant portion of the landfill closure and post-closure liability relates to the leachate and groundwater management and remediation. There are many unknown and uncertain factors including regulatory requirements, incomplete data with respect to projected volumes, quality and cost of treatment among others. Accordingly, estimates for closure and postclosure management and remediation of leachate and contaminated groundwater could be subject to periodic and substantial upward revision as the Company's knowledge increases concerning these factors.

INFLATION AND PREVAILING ECONOMIC CONDITIONS

     Historically, the Company has experienced cost increases due to the effects of inflation on its operating expenses, particularly the cost of compensation and benefits, and the replacement of or additions to property and equipment. Fuel costs which fluctuate with inflation and other market conditions also have affected operating results. Most of the Company's operations are subject to rate setting processes which allow for the recovery of certain costs including labor and fuel. However, inflationary increases in operating costs may cause the Company to incur lower operating margins, at least until such time as new rates can be implemented. Rate adjustments, if approved, can take several months. The rise in fuel costs during 1996 has had a negative impact on Company results which is expected to continue until such time as the Company may be able to attain the necessary rate increases to compensate it for higher fuel costs or fuel cost prices subside to previous levels.*

     Due to the Company's concentration in California, cyclical economic conditions in California will have an impact on the Company's results.* The Company is unable to determine the significance a California economic downturn would have on its operations.

SEASONALITY

     The Company's revenues tend to be higher during spring and summer (third and fourth fiscal quarters) than fall and winter when lower volumes of certain types of waste, such as yard clippings and construction and demolition debris, are generated. This typically results in decreased volume at the Company's transfer stations, waste collection, and landfill operations during these months.

ACCOUNTING AND OTHER MATTERS

     In October 1995, Statement of Financial Accounting Standard No. 123 "Accounting for Stock Based Compensation" (SFAS 123) was issued. This Statement defines a fair value based method of accounting for an employee stock option or similar equity instrument and encourages all entities to adopt that method of accounting for all of their employee stock compensation plans. However, it also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by APB Opinion No. 25 (APB 25) "Accounting for Stock Issued to Employees." The Company has concluded it will continue to utilize the method of accounting prescribed by APB 25 at this time.

     The Company is considering a "quasi reorganization" for financial reporting purposes, which would enable the Company to revalue assets and liabilities to fair value and eliminate accumulated deficit against additional paid in capital. This procedure, if effectuated, will not have any material effect on the Company's operations or its ability to service its obligations.* There can be no assurance that the Company will be able to effect such a quasi reorganization.*

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
Norcal Waste Systems, Inc.:

     We have audited the accompanying consolidated balance sheets of Norcal Waste Systems, Inc. (the Company) and subsidiaries as of September 30, 1996 and 1995, and the related consolidated statements of income, stockholder's equity (deficit) and cash flows for each of the years in the three year period ended September 30, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Norcal Waste Systems, Inc. and subsidiaries as of September 30, 1996 and 1995, and the results of their operations and their cash flows for each of the years in the three year period ended September 30, 1996 in conformity with generally accepted accounting principles.

     As discussed in note 2 to the consolidated financial statements, effective October 1, 1993 the Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes."

                                                   KPMG Peat Marwick LLP

San Francisco, California
December 23, 1996

                  NORCAL WASTE SYSTEMS, INC. AND SUBSIDIARIES
                (WHOLLY OWNED BY THE NORCAL WASTE SYSTEMS, INC.
                    EMPLOYEE STOCK OWNERSHIP PLAN AND TRUST)

                       CONSOLIDATED STATEMENTS OF INCOME
                                 (IN THOUSANDS)

                                                                       SEPTEMBER 30,
                                                             ----------------------------------
                                                               1996         1995         1994
                                                             --------     --------     --------
Revenues...................................................  $288,215     $271,501     $247,176
                                                             --------     --------     --------
Cost of operations:
  Operating expenses.......................................   202,848      183,865      167,740
  Depreciation and amortization............................    18,320       19,985       20,141
  ESOP compensation expense (note 9).......................    10,291        7,923        7,319
  General and administrative...............................    30,965       26,446       24,849
                                                             --------     --------     --------
     Total cost of operations..............................   262,424      238,219      220,049
                                                             --------     --------     --------
          Operating income.................................    25,791       33,282       27,127
Interest expense...........................................   (23,913)     (19,909)     (20,920)
Gain (loss) on dispositions, net...........................      (477)       1,279        6,744
Settlement of litigation (note 14).........................    (3,648)          --       (5,480)
Other income...............................................     1,111        2,443        1,389
                                                             --------     --------     --------
          Income (loss) before income taxes, extraordinary
            item and cumulative effect of change in
            accounting principle...........................    (1,136)      17,095        8,860
Income tax expense (note 8)................................        --        6,662        2,500
                                                             --------     --------     --------
          Income (loss) before extraordinary item and
            cumulative effect of change in accounting
            principle......................................    (1,136)      10,433        6,360
Extraordinary gain on early extinguishment
  of long-term debt net of $0 income taxes (note 5)........    31,379           --           --
Cumulative effect on prior years of change in accounting
  for income taxes (note 8)................................        --           --       (2,500)
                                                             --------     --------     --------
          Net income.......................................  $ 30,243     $ 10,433     $  8,860
                                                             ========     ========     ========

          See accompanying notes to consolidated financial statements.

                  NORCAL WASTE SYSTEMS, INC. AND SUBSIDIARIES
                (WHOLLY OWNED BY THE NORCAL WASTE SYSTEMS, INC.
                    EMPLOYEE STOCK OWNERSHIP PLAN AND TRUST)

                          CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                     ASSETS

                                                                            SEPTEMBER 30,
                                                                       -----------------------
                                                                         1996          1995
                                                                       ---------     ---------
Current assets:
  Cash...............................................................  $  14,378     $   8,416
  Restricted cash....................................................         --         2,721
  Marketable securities..............................................      6,889         5,645
  Trust accounts, current portion (note 12)..........................      4,066            --
  Accounts receivable, less allowance for doubtful accounts of $1,611
     in 1996 and $1,277 in 1995......................................     39,120        31,055
  Parts and supplies.................................................      2,434         2,411
  Prepaid expenses...................................................      3,836         4,710
                                                                       ---------     ---------
          Total current assets.......................................     70,723        54,958
                                                                       ---------     ---------
Property and equipment:
  Land...............................................................     42,691        45,187
  Landfills..........................................................     24,481        19,720
  Buildings and improvements.........................................     43,189        42,490
  Vehicles and equipment.............................................    107,822       100,357
  Construction in progress...........................................      4,412         5,639
                                                                       ---------     ---------
          Total property and equipment...............................    222,595       213,393
  Less accumulated depreciation and amortization.....................     85,448        80,962
                                                                       ---------     ---------
          Property and equipment, net................................    137,147       132,431
                                                                       ---------     ---------
Other assets:
  Franchises, permits and other intangibles, net of amortization of
     $35,952 in 1996 and $32,227 in 1995 (note 3)....................     76,166        79,956
  Trust accounts (note 12)...........................................     24,209        31,289
  Prepaid pension cost (note 10).....................................      3,090            --
  Deferred financing costs, net of amortization of $1,177 in 1996....      9,636           252
  Other..............................................................        264           266
                                                                       ---------     ---------
          Total other assets.........................................    113,365       111,763
                                                                       ---------     ---------
                                                                       $ 321,235     $ 299,152
                                                                       =========     =========

          See accompanying notes to consolidated financial statements.

                  NORCAL WASTE SYSTEMS, INC. AND SUBSIDIARIES
                (WHOLLY OWNED BY THE NORCAL WASTE SYSTEMS, INC.
                    EMPLOYEE STOCK OWNERSHIP PLAN AND TRUST)

                     CONSOLIDATED BALANCE SHEETS, CONTINUED
                                 (IN THOUSANDS)

                 LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)

                                                                            SEPTEMBER 30,
                                                                       -----------------------
                                                                         1996          1995
                                                                       ---------     ---------
Current liabilities:
  Current portion:
     Long-term debt (note 5).........................................  $     354     $  28,277
     Capital leases (note 7).........................................        935         3,419
  Accounts payable...................................................     12,133         9,941
  Accrued expenses (notes 5 and 12)..................................     44,632        33,203
  Income taxes payable (note 8)......................................         --         3,884
  Deferred revenues..................................................      2,722         2,838
  Other accrued liabilities..........................................      5,091         8,885
                                                                       ---------     ---------
          Total current liabilities..................................     65,867        90,447
Long-term debt (note 5)..............................................    172,386        67,602
Obligations under capital leases (note 7)............................      3,065         4,071
Deferred income taxes (note 8).......................................     12,503        13,039
Landfill closure liability (note 12).................................     18,668        21,456
Postretirement medical benefits (note 11)............................     33,318        33,905
Other liabilities....................................................      9,311        10,469
Subordinated notes payable (note 6)..................................         --       102,041
                                                                       ---------     ---------
          Total liabilities..........................................    315,118       343,030
                                                                       ---------     ---------
Commitments and contingencies (notes 7, 8, 9, 10, 11, 12, 13 and 14)
Stockholder's equity (deficit) (note 9):
  Common stock, $.01 par value; 100,000,000 shares authorized;
     24,134,973 shares issued and outstanding........................        241           241
  Additional paid-in capital.........................................    166,378       166,378
  Accumulated deficit................................................   (112,915)     (143,158)
  Pension liability adjustment (note 10).............................         --        (8,581)
  Unrealized gains on marketable securities..........................        581            --
                                                                       ---------     ---------
                                                                          54,285        14,880
Less net scheduled contribution to the ESOP (note 9).................    (48,168)      (58,758)
                                                                       ---------     ---------
          Total stockholder's equity (deficit).......................      6,117       (43,878)
                                                                       ---------     ---------
                                                                       $ 321,235     $ 299,152
                                                                       =========     =========

          See accompanying notes to consolidated financial statements.

                  NORCAL WASTE SYSTEMS, INC. AND SUBSIDIARIES
                (WHOLLY OWNED BY THE NORCAL WASTE SYSTEMS, INC.
                    EMPLOYEE STOCK OWNERSHIP PLAN AND TRUST)

           CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY (DEFICIT)

                 YEARS ENDED SEPTEMBER 30, 1996, 1995 AND 1994
                                 (IN THOUSANDS)

                                                                                            NET       UNREALIZED
                               COMMON STOCK     ADDITIONAL                  PENSION      SCHEDULED     GAINS ON
                              ---------------    PAID-IN     ACCUMULATED   LIABILITY    CONTRIBUTION  MARKETABLE
                              SHARES   AMOUNT    CAPITAL       DEFICIT     ADJUSTMENT   TO THE ESOP   SECURITIES    TOTAL
                              ------   ------   ----------   -----------   ----------   -----------   ----------   --------
Balances,
  September 30, 1993........  24,135    $241     $166,378     $(162,451)    $(12,052)    $ (73,980)      $ --      $(81,864)
Contributions to reduce ESOP
  debt......................     --       --           --            --           --         5,924         --         5,924
Pension liability
  adjustment................     --       --           --            --        1,145            --         --         1,145
Net income..................     --       --           --         8,860           --            --         --         8,860
                              ------    ----     --------     ---------     --------      --------       ----      --------
Balances,
  September 30, 1994........  24,135     241      166,378      (153,591)     (10,907)      (68,056)        --       (65,935)
Contributions to reduce ESOP
  debt......................     --       --           --            --           --         9,298         --         9,298
Pension liability
  adjustment................     --       --           --            --        2,326            --         --         2,326
Net income..................     --       --           --        10,433           --            --         --        10,433
                              ------    ----     --------     ---------     --------      --------       ----      --------
Balances,
  September 30, 1995........  24,135     241      166,378      (143,158)      (8,581)      (58,758)        --       (43,878)
Contributions and adjustment
  to ESOP debt..............     --       --           --            --           --        10,590         --        10,590
Pension liability
  adjustment................     --       --           --            --        8,581            --         --         8,581
Unrealized gains on
  marketable securities.....     --       --           --            --           --            --        581           581
Net income..................     --       --           --        30,243           --            --         --        30,243
                              ------    ----     --------     ---------     --------      --------       ----      --------
Balances,
  September 30, 1996........  24,135    $241     $166,378     $(112,915)    $     --     $ (48,168)      $581      $  6,117
                              ======    ====     ========     =========     ========      ========       ====      ========

          See accompanying notes to consolidated financial statements.

                  NORCAL WASTE SYSTEMS, INC. AND SUBSIDIARIES
                (WHOLLY OWNED BY THE NORCAL WASTE SYSTEMS, INC.
                    EMPLOYEE STOCK OWNERSHIP PLAN AND TRUST)

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                       SEPTEMBER 30,
                                                             ----------------------------------
                                                               1996         1995         1994
                                                             --------     --------     --------
Cash flows from operating activities:
  Net income...............................................  $ 30,243     $ 10,433     $  8,860
  Extraordinary gain on early extinguishment of long term
     debt..................................................   (31,379)          --           --
                                                              -------       ------       ------
     Income (loss) before extraordinary gain...............    (1,136)      10,433        8,860
Adjustments to reconcile net income to net cash provided by
  operating activities:
     Depreciation and amortization.........................    18,320       19,985       20,141
     Landfill trust contributions, withdrawals, interest
       income, net of landfill closure and other regulatory
       expense.............................................    (2,053)      (2,805)          14
     Pension, postretirement and insurance, net of amounts
       paid................................................     1,845        1,949          (41)
     ESOP compensation expense in excess of cash payments
       for redemptions.....................................     8,768        7,528        7,031
     Accrued interest, amortization of discounts and
       deferred financing fees.............................    10,664        6,031        9,648
     (Settlement of) accrual for litigation................        --       (5,480)       5,480
     (Gain) loss on dispositions and other income..........      (709)      (2,380)      (7,243)
     Other.................................................       619         (613)        (601)
     Changes in assets and liabilities, net of effects of
       dispositions:
       (Increase) in accounts receivable...................    (8,399)      (4,356)      (1,319)
       Increase in accounts payable........................     2,192        1,376        2,005
       (Decrease) in accrued expenses and other
          liabilities......................................    (3,275)      (1,677)      (4,642)
       Increase (decrease) in income taxes.................    (4,817)       5,915       (2,641)
       Other assets and liabilities........................    (1,667)       1,006        2,242
                                                              -------       ------       ------
          Net cash provided by operating activities........    20,352       36,912       38,934
                                                              -------       ------       ------

          See accompanying notes to consolidated financial statements.

                  NORCAL WASTE SYSTEMS, INC. AND SUBSIDIARIES
                (WHOLLY OWNED BY THE NORCAL WASTE SYSTEMS, INC.
                    EMPLOYEE STOCK OWNERSHIP PLAN AND TRUST)

                CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
                                 (IN THOUSANDS)

                                                                       SEPTEMBER 30,
                                                             ----------------------------------
                                                               1996         1995         1994
                                                             --------     --------     --------
Cash flows from investing activities:
  Acquisition of property and equipment....................  $(20,842)    $(19,603)    $(14,622)
  Proceeds from dispositions, net..........................     4,498        6,057       21,579
  (Deposits to) and withdrawals from trust accounts, net...     6,795         (595)       2,849
  Investment in marketable securities......................        --       (5,608)          --
  (Deposits to) and withdrawals from restricted cash,
     net...................................................     2,735       10,203       (6,240)
  Other....................................................      (383)         (20)        (435)
                                                              -------       ------       ------
          Net cash (used in) provided by investing
            activities.....................................    (7,197)      (9,566)       3,131
                                                              -------       ------       ------
Cash flows from financing activities:
  Proceeds from long-term debt and capitalized leases......   170,848        4,212        2,170
  Principal payments on long-term debt and capitalized
     leases................................................   (97,698)     (32,156)     (45,494)
  Principal payments on subordinated debt..................   (73,061)          --           --
  Payments of loans by ESOP................................     3,531        3,081           --
  Deferred financing costs.................................   (10,813)          --           --
                                                              -------       ------       ------
          Net cash used in financing activities............    (7,193)     (24,863)     (43,324)
                                                              -------       ------       ------
Net increase (decrease) in cash............................     5,962        2,483       (1,259)
Cash, beginning of year....................................     8,416        5,933        7,192
                                                              -------       ------       ------
Cash, end of year..........................................  $ 14,378     $  8,416     $  5,933
                                                              =======       ======       ======
Supplemental schedule of net cash paid for:
  Interest.................................................  $ 13,883     $ 13,912     $ 11,328
                                                              =======       ======       ======
  Income taxes.............................................  $  5,221     $    747     $  1,274
                                                              =======       ======       ======

          See accompanying notes to consolidated financial statements.

                  NORCAL WASTE SYSTEMS, INC. AND SUBSIDIARIES
                (WHOLLY OWNED BY THE NORCAL WASTE SYSTEMS, INC.
                    EMPLOYEE STOCK OWNERSHIP PLAN AND TRUST)

                        NOTES TO CONSOLIDATED STATEMENTS

                          SEPTEMBER 30, 1996 AND 1995

(1) NATURE OF BUSINESS

     Through its subsidiaries, Norcal Waste Systems, Inc. (the Company) provides integrated waste services to residential, commercial, municipal and industrial customers in California. The Company's services include refuse collection, recycling and other waste diversion, transfer station and hauling operations, operation of Company-owned landfills and third party landfill management services (including engineering and construction management services). The Company continues to be, with limited exceptions, the sole provider of commercial and residential refuse collection for the City and County of San Francisco.

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  (a) Principles of Consolidation

     The consolidated financial statements include the accounts of Norcal Waste Systems, Inc. and its subsidiaries, all of which are wholly owned. The Company uses the equity method for its investments in unconsolidated subsidiaries. Investments in companies which are 50% or less owned are not consolidated and are accounted for under the equity method. All significant intercompany accounts and transactions have been eliminated.

     The Company's outstanding common stock is 100% owned by the Norcal Waste Systems, Inc. Employee Stock Ownership Plan and Trust (the Norcal ESOP or the
ESOP).

  (b) Revenue Recognition

     The Company recognizes revenue when services are performed. Revenues billed in advance are deferred and recorded as income in the period in which the related services are rendered. A significant amount of the Company's revenue is subject to rate regulation by local jurisdictions under franchise agreements and permits.

     The Company performs project services on managed landfills relating to landfill closure, landfill expansion and various regulatory compliance tasks. Revenues are recognized on the percentage-of-completion method. Determination of the percentage complete is based on estimates of subcontractors of actual job progress and expenses incurred. Project costs include all direct and indirect costs related to contract performance including subcontractors, materials and internal labor. General and administrative costs are charged to expense as incurred. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined.

  (c) Parts and Supplies

     The Company's parts and supplies are recorded at cost (first-in, first-out).

  (d) Property and Equipment

     Property and equipment, including major renewals and betterments, are stated at cost. Property and equipment under capital leases are stated at the present value of minimum lease payments at the inception of the lease. Ordinary maintenance and repairs are charged directly to operations. The Company capitalizes interest costs for significant projects under development in accordance with Statement of Financial Accounting Standards (SFAS) No. 34, "Capitalization of Interest Cost". The amount capitalized and netted against interest expense in the consolidated statements of income was $0.4 million in 1996 and $0 for both 1995 and 1994. Certain properties available for sale have been written down to their estimated net realizable value.

                  NORCAL WASTE SYSTEMS, INC. AND SUBSIDIARIES
                (WHOLLY OWNED BY THE NORCAL WASTE SYSTEMS, INC.
                    EMPLOYEE STOCK OWNERSHIP PLAN AND TRUST)

                  NOTES TO CONSOLIDATED STATEMENTS, CONTINUED

     Depreciation is calculated on the straight-line method over the estimated useful lives of assets as follows: buildings and improvements, 3 to 40 years; and vehicles and equipment, 6 to 9 years. Property and equipment held under capital leases and leasehold improvements are amortized using the straight-line method over the shorter of the lease term or the estimated useful life of the asset.

     Landfills are carried at cost which includes acquisition, engineering and permitting costs related to landfills which are currently in operation. These costs are amortized as the landfill is used, based on engineering estimates of the available capacity. Engineering, legal and other costs associated with the development of new landfills and expansion at existing landfills are deferred pending receipt of all necessary operating permits, at which time they are capitalized as landfill costs. The Company is required to close, monitor, and maintain landfill sites for a period of thirty years or more after closure. The estimated costs and changes thereto in current dollars attributable to future closure and post-closure costs are accrued in landfill closure liability for each site based upon the capacity used in the current year in relation to the total remaining capacity as of the beginning of the year.

  (e) Intangible Assets

     The excess of cost over net assets of acquired businesses is amortized on the straight-line method over periods not exceeding 40 years. Franchises, permits and contracts are amortized on the straight-line method over their estimated lives ranging from 3 to 40 years. The Company adopted Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for Impairment of Long Lived Assets and for Long Lived Assets to be Disposed Of" during the year ended September 30, 1995. It is the Company's policy to review the estimated undiscounted future cash flows for each operation on an annual basis and to compare it to the remaining net book value to ascertain if a provision for impairment is necessary. Adoption of SFAS No. 121 did not result in the recognition of any impairment loss.

  (f) Income Taxes

     The Company adopted the liability method of accounting for income taxes prescribed by Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes," effective October 1, 1993 and has reported the cumulative effect of the change in method in the 1994 consolidated statement of income. Under the liability method, deferred income taxes are recognized for the tax consequences of "temporary differences" by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. Deferred taxes are provided on financial statement and income tax basis differences relating to business acquisitions, except that no deferred taxes are provided on amounts related to operating permit rights and excess of costs over net assets of businesses acquired. Under SFAS No. 109, the effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. This standard requires that the Company recognize income tax benefits for loss carryforwards and certain temporary differences for which tax benefits have not previously been recorded. The likelihood of realizing the tax benefits related to a potential deferred tax asset is evaluated, and a valuation allowance is recognized to reduce that deferred tax asset to an amount that more likely than not will be realized.

  (g) ESOP Accounting

     The Company recognizes ESOP compensation expense using the shares allocated method whereby the expense is based upon expected contributions by the Company to the ESOP relating to ESOP debt service payments, the historical cost of the shares and the number of shares allocated by reason of such payments. Shares allocable to participants for a given year are determined based on the ratio of the current year's debt

                  NORCAL WASTE SYSTEMS, INC. AND SUBSIDIARIES
                (WHOLLY OWNED BY THE NORCAL WASTE SYSTEMS, INC.
                    EMPLOYEE STOCK OWNERSHIP PLAN AND TRUST)

                  NOTES TO CONSOLIDATED STATEMENTS, CONTINUED

service payments to the total of the current year's and estimated remaining debt service. Shares to be allocated to individual participants are based upon the participants' relative compensation.

  (h) Cash and Cash Equivalents

     Cash and cash equivalents include all cash balances and highly liquid investments with a remaining maturity at the time of purchase of three months or less. Cash and cash equivalents are principally comprised of cash invested in demand accounts and money market instruments and are stated at cost plus accrued interest.

  (i) Restricted Cash

     The restricted cash account, which was liquidated as part of the refinancing transaction, was established in accordance with the Third Amended and Restated Credit Agreement (the Old Credit Agreement)(Note 5). Withdrawals from this account were restricted to certain expenditures requiring written notice from the Company to the collateral agent and were limited as specified in the agreement.

  (j) Marketable Securities and Trust Accounts

     Marketable securities represent primarily investments in fixed income securities of federal government entities which are considered as available for sale securities and are recorded at market value using the closing price as quoted on a national securities exchange. The available for sale securities mature at various dates from May 1998 to September 2010. Unrealized gains and losses, which occur when the cost basis differs from the fair value, are included as a separate component of stockholder's equity, in accordance with Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities." During fiscal 1996, $10.4 million of available for sale securities were sold for proceeds of $10.1 million. There were no sales of available for sale securities during fiscal 1995. The gross unrealized holding gains and gross unrealized holding losses (in thousands) for available for sale securities at September 30, 1996 were $1,327 and $151, respectively.

     The Company has established restricted and unrestricted trust accounts principally in connection with landfill operations with respect to closure and post-closure liabilities, financial assurance for the initiation and completion of corrective action and liabilities to third parties for bodily injury/property damage. Amounts are principally invested in fixed income securities of federal government entities with maturities from two to ten years. The Company considers certain of its trust accounts to be held to maturity and, consequently, has stated these investments at amortized cost in accordance with SFAS No. 115. The gross unrealized holding gains and gross unrealized holding losses (in thousands) for held to maturity securities at September 30, 1996 were $86 and $224, respectively, and at September 30, 1995 were $445 and $233, respectively.

     Pursuant to guidance contained in the Special Report, "A Guide to Implementation of Statement 115 Accounting for Certain Investments in Debt and Equity Securities" issued by the Financial Accounting Standards Board (FASB), at December 31, 1995 the Company re-evaluated its classification of certain investments held in trust accounts as "held to maturity." Based on the Company's intent and ability, it reclassified certain investments as "available for sale." The aggregate fair value and amortized cost of the investments reclassified was $13.1 million and $12.9 million, respectively, and the related unrealized gain was $0.2 million.

                  NORCAL WASTE SYSTEMS, INC. AND SUBSIDIARIES
                (WHOLLY OWNED BY THE NORCAL WASTE SYSTEMS, INC.
                    EMPLOYEE STOCK OWNERSHIP PLAN AND TRUST)

                  NOTES TO CONSOLIDATED STATEMENTS, CONTINUED

  (k) Stock Options

     The Company has applied Accounting Principles Board (APB) Opinion No. 25 and the related interpretations in accounting for its various stock option plans. Accordingly, no compensation expense has been recognized for its fixed price stock option plans.

  (l) Use of Estimates

     Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

(3) FRANCHISES, PERMITS AND OTHER INTANGIBLES

     When the Company acquires businesses with definitive franchise or other agreements with specific terms, a portion of the purchase price is allocated to the franchise based upon its estimated fair value at the date of acquisition. In certain instances, permits or other legal documents evidence the Company's right to do business for an indefinite period and are similar to goodwill. Any amounts in excess of amounts allocated to franchises and permits are included in excess of cost over net assets of businesses acquired. A summary of intangible assets, net of accumulated amortization at September 30, is as follows:

                                                                        1996        1995
                                                                       -------     -------
                                                                       (IN THOUSANDS)
    Franchises and contracts.........................................  $ 8,168     $ 9,123
    Operating permit rights..........................................   62,224      64,260
    Excess of cost over net assets of businesses acquired............    5,774       6,573
                                                                       -------     -------
                                                                       $76,166     $79,956
                                                                       =======     =======

(4) INVESTMENTS IN UNCONSOLIDATED AFFILIATES

     On July 28, 1995, the Company sold its 50% ownership interest in an affiliated company and other related entities, which were engaged in the waste collection and disposal business for $5 million in cash. The gain on disposal of $1.2 million is included in gain on dispositions in the consolidated statements of income.

     The investments in unconsolidated affiliates are included in other assets in the accompanying consolidated balance sheets. The Company's equity in earnings/(losses) of unconsolidated affiliates included in other income in the consolidated statements of income (in thousands), was $(284), $517 and $532 for the years ended 1996, 1995 and 1994, respectively.

                  NORCAL WASTE SYSTEMS, INC. AND SUBSIDIARIES
                (WHOLLY OWNED BY THE NORCAL WASTE SYSTEMS, INC.
                    EMPLOYEE STOCK OWNERSHIP PLAN AND TRUST)

                  NOTES TO CONSOLIDATED STATEMENTS, CONTINUED

(5) LONG-TERM DEBT

     Long-term debt at September 30, 1996 and 1995 is summarized as follows:

                                                                        1996        1995
                                                                      --------     -------
                                                                      (IN THOUSANDS)
    Series B 12.5% Senior Notes, due 2005...........................  $170,392     $    --
    Bank loans:
      Facility A and B loans, six-year term loan dated September 30,
         1992, original principal balance of $149,733,818, interest
         at 9.63%...................................................        --      93,951
    Notes payable to former shareholders, due in monthly
      installments through 2017, interest at 6% to 8 1/2%...........       850         914
    Other notes.....................................................     1,498       1,014
                                                                      --------     -------
         Total debt.................................................   172,740      95,879
         Less current portion.......................................       354      28,277
                                                                      --------     -------
              Long-term debt........................................  $172,386     $67,602
                                                                      ========     =======

     On November 21, 1995, the Company completed a private debt offering, (the Refinancing) of $175.0 million in Series A Senior Notes. The Series A Senior Notes matured in November 2005 with interest payable semi-annually. The Series A Senior Notes were redeemable at the option of the Company, in whole or in part, at any time during or after November 2000. Prior to this date, the Series A Senior Notes were partially redeemable in the event of a public offering, or would have been required to be redeemed in the event of a change in control of the Company. The Series A Senior Notes were unsecured and ranked pari passu in right of payment to all existing and future senior indebtedness of the Company. The Series A Senior Notes were guaranteed on a senior unsecured basis by the Company's wholly-owned subsidiaries. The Indenture governing the Series A Senior Notes contains provisions which, among other things, (i) limit the Company's and its subsidiaries' ability to declare or pay dividends or other distributions (other than dividends or distributions payable to Norcal or any wholly owned subsidiary of Norcal), (ii) limit the purchase, redemption or retirement of capital stock and (iii) limit the incurrence of additional debt. As of September 30, 1996, under the incurrence covenant in the Indenture, the Company would have been able to incur approximately $4 million of additional debt (in addition to that which would have been available under the Credit Agreement and was otherwise permitted under the Indenture). The Company currently anticipates that the incurrence covenant of the Indenture will preclude it from incurring such additional debt during the remainder of fiscal year 1997. In September 1996, the Company completed the exchange of all of its outstanding Series A Senior notes for Series B Senior Notes (Senior Notes) with an identical principal balance and terms. The exchange was completed under the Securities Act of 1933. The interest rate on the Senior Notes is currently 12.75% and increases .25% per annum on each of November 16, 1996, May 16, 1997 and November 16, 1997 to a maximum of 13.5%. The interest rate reverts back to 12.5% if Norcal (in one or more transactions) offers to purchase (whether or not any actual purchases are made) or redeems an aggregate of $25.0 million in principal amount of Senior Notes out of the proceeds of equity sales.

     The Company received net proceeds from the private debt offering of $170.2 million (after original issuance discount of $4.8 million). Deferred financing costs at September 30, 1996 include commissions and other costs related to the offering and the new credit agreement (see below) and are being amortized over the life of the Senior Notes and the new credit agreement. The Company used the proceeds from the Series A Senior Notes, proceeds from the liquidation of indemnification trusts and cash balances to repay $94.0 million long-term debt, $2.2 million of capital leases, redeem subordinated notes for $73.4 million and settle litigation for $3.6 million.

                  NORCAL WASTE SYSTEMS, INC. AND SUBSIDIARIES
                (WHOLLY OWNED BY THE NORCAL WASTE SYSTEMS, INC.
                    EMPLOYEE STOCK OWNERSHIP PLAN AND TRUST)

                  NOTES TO CONSOLIDATED STATEMENTS, CONTINUED

     The debt outstanding at September 30, 1996, matures as follows (in thousands): 1997, $354; 1998, $236; 1999, $251; 2000, $255; 2001, $226; and
thereafter, $176,026, less unamortized discount of $4,608. Included in accrued expenses at September 30, 1996 and 1995 is accrued interest amounting to $8,791 and $446, respectively.

     Concurrent with the private debt offering, the Company entered into a new Credit Agreement with a group of lenders and the First National Bank of Boston as Agent. The agreement established a revolving credit facility in an amount of up to $100 million, up to $25 million of which can be used for letters of credit. Substantially, all of the assets of the Company and its wholly owned subsidiaries are pledged to secure the obligations of the Company and such subsidiaries. Subsidiaries of the Company have guaranteed the debt under the Credit Agreement on a joint and several basis. The Credit Agreement provides for certain positive and negative covenants including restrictions on indebtedness, investments, and distributions among others, and financial covenants including leverage ratio, interest coverage ratio, consolidated net worth, and debt service ratio. There are no compensating balance requirements or any informal arrangements in connection with any of the loans. The Company must pay to the lenders a commitment fee on the daily average amount of the unused credit commitment at an annual rate per annum equal to 0.05%, plus an amount equal to 2.25% of the face amount of each letter of credit. Except as set forth below, there were no borrowings outstanding under the Credit Agreement at September 30, 1996.

     In the event of a default under the Credit Agreement, the rights of Norcal with respect to the liquidation of all of the assets of Norcal's wholly owned subsidiaries and the capital stock of the wholly owned subsidiaries would be subject to the prior claims of the lenders under the Credit Agreement. A default under the Senior Notes constitutes an event of default under the Credit Agreement. Similarly, certain defaults under other indebtedness in excess of $5.0 million (including indebtedness under the Credit Agreement) constitute an event of default under the Indenture.

     As of September 30, 1996, the Company had availability under the Credit Agreement of approximately $25.0 million (with additional amounts potentially available to fund acquisitions based on certain pro forma ratios), along with $15.6 million which may be utilized for additional letters of credit. The Company expects that by the end of fiscal year 1997 potential availability under the Credit Agreement will be reduced by up to approximately $12 million if the Recommended Rate Orders (as hereinafter defined) are put into effect without modification. See Note 16.

(6) SUBORDINATED NOTES PAYABLE

     As part of the refinancing (Note 5), the Company redeemed the subordinated notes on November 21, 1995. The recorded value and associated accrued interest of the subordinated notes that the Company redeemed was $103.3 million. The Company recognized an extraordinary gain of $31.4 million.

  Norcal ESOP Notes (ESOP Notes)

     Subordinated notes payable by the ESOP to former shareholders of Norcal Solid Waste Systems Inc. (Old Norcal) (ESOP Notes) were issued by the ESOP in the original amount of $36.6 million. The discounted present value of the ESOP Notes as of September 30, 1995 was $32.4 million. The ESOP Notes were recorded net of a discount of $4.2 million to reflect a market rate of interest at the date of issuance. The ESOP Notes bore interest at a fixed rate of 8% per annum and were discounted to yield 13.3%. The discount was amortized over the life of the notes. At September 30, 1995 there was $16.4 million of interest in arrears. Although the Company was not an obligor or guarantor on the ESOP Notes, they were recorded as a liability on the Company's consolidated balance sheets in accordance with generally accepted accounting principles (GAAP) with a corresponding decrease to stockholder's equity (Note 9).

                  NORCAL WASTE SYSTEMS, INC. AND SUBSIDIARIES
                (WHOLLY OWNED BY THE NORCAL WASTE SYSTEMS, INC.
                    EMPLOYEE STOCK OWNERSHIP PLAN AND TRUST)

                  NOTES TO CONSOLIDATED STATEMENTS, CONTINUED

     The ESOP Notes and related interest were in default at September 30, 1995 and could not be paid according to the terms of the Old Credit Agreement and the Indenture governing the Class A and B Notes until certain restructuring conditions were met. Interest payments due under the ESOP Notes had not been paid since 1991 and scheduled principal payments had not been made in 1995 and 1994. Accordingly, the discounted present value of the ESOP Notes together with accrued interest aggregating $48.8 million were included as long-term liabilities in 1995 financial statements. A settlement of claims by holders of ESOP Notes against Norcal, the ESOP and others was reached in August 1995 as more fully described in Note 14. The ESOP Notes were repaid in November 1995 in connection with the Refinancing.

  Envirocal Notes Payable (Class A and B Notes)

     In December 1994, under the terms of a settlement agreement (as further described in Note 14), the Company issued new notes (the Class A and B Notes) in exchange for the subordinated notes payable by the Company to former Envirocal shareholders (Old Subordinated Notes). The Class A and B Notes consisted of Class A Notes in the amount of $41.8 million and Class B Notes in the amount of $9.3 million.

     The Class A and Class B Notes were issued in exchange for the Old Subordinated Notes, which were payable by the Company to former Envirocal shareholders and were issued in 1987 by Envirocal, Inc. in the original amount of $41.8 million.

     No gain or loss was recognized on the conversion of the debt instruments on the Old Subordinated Notes. Accordingly, the difference between the carrying amount of Old Subordinated Notes and accrued interest in the amount of $52.7 million, at the settlement date and the future payments required by the Class A and B Notes would have been recognized as interest expense over the life of the Class A and B Notes at an imputed interest rate which approximated 5.8%. At September 30, 1995, the total recorded obligation was $53.2 million.

     The Company was obligated to and did redeem the Class A and Class B notes (based upon a stipulated amount) in connection with the settlement of claims by holders of ESOP Notes in November 1995.

(7) LEASES

     The Company leases certain land, buildings, vehicles and equipment under lease agreements. Certain of these leases are accounted for as capital leases. The Company is responsible for all maintenance costs, taxes and insurance on the equipment. At September 30, the gross amount of property and equipment and related accumulated amortization recorded under capital leases were as follows:

                                                                        1996        1995
                                                                       -------     -------
                                                                         (IN THOUSANDS)
    Vehicles and equipment...........................................  $ 6,534     $17,092
    Less accumulated amortization....................................   (2,232)     (8,426)
                                                                        ------       -----
                                                                       $ 4,302       8,666
                                                                        ======       =====

                  NORCAL WASTE SYSTEMS, INC. AND SUBSIDIARIES
                (WHOLLY OWNED BY THE NORCAL WASTE SYSTEMS, INC.
                    EMPLOYEE STOCK OWNERSHIP PLAN AND TRUST)

                  NOTES TO CONSOLIDATED STATEMENTS, CONTINUED

     Future minimum lease payments under noncancelable operating leases and the present value of future minimum capital lease payments at September 30, 1996 are as follows:

                                                                       CAPITAL     OPERATING
                                                                       LEASES       LEASES
                                                                       -------     ---------
                                                                          (IN THOUSANDS)
    Year ending September 30:
      1997...........................................................  $ 1,310       2,041
      1998...........................................................    1,310       1,492
      1999...........................................................    1,288       1,194
      2000...........................................................      658         813
      2001...........................................................      248         363
      Thereafter.....................................................       54       1,798
                                                                        ------       -----
              Total minimum lease payments...........................    4,868       7,701
                                                                                     =====
    Less amount representing interest................................      868
                                                                        ------
    Present value of minimum lease payments..........................    4,000
    Less current portion.............................................      935
                                                                        ------
                                                                       $ 3,065
                                                                        ======

     Rental expense charged to operations under all operating leases was approximately $3.9 million, $2.8 million and $2.8 million for the years ended 1996, 1995, and 1994, respectively, including amounts under short-term rental agreements.

(8) INCOME TAXES

     As discussed in Note 2, the Company adopted SFAS No. 109 as of October 1, 1993. The cumulative effect of the change in accounting for income taxes of $2.5 million was determined as of October 1, 1993 and is reported separately in the consolidated statement of income for the year ended September 30, 1994.

     Income tax expense (benefit) for the fiscal years ended September 30, 1996, 1995, and 1994 is as follows:

                                                                1996       1995       1994
                                                                -----     ------     ------
                                                                      (IN THOUSANDS)
    Current:
      Federal...............................................    $ 639     $4,562     $2,188
      State.................................................      301      1,600         87
                                                                -----     ------     ------
                                                                  940      6,162      2,275
                                                                -----     ------     ------
    Deferred:
      Federal...............................................     (639)       425        225
      State.................................................     (301)        75         --
                                                                -----     ------     ------
                                                                 (940)       500        225
                                                                -----     ------     ------
                                                                $  --     $6,662     $2,500
                                                                =====     ======     ======

                  NORCAL WASTE SYSTEMS, INC. AND SUBSIDIARIES
                (WHOLLY OWNED BY THE NORCAL WASTE SYSTEMS, INC.
                    EMPLOYEE STOCK OWNERSHIP PLAN AND TRUST)

                  NOTES TO CONSOLIDATED STATEMENTS, CONTINUED

     Total income tax expense differed from the amount computed by applying the federal statutory income tax rate of 35% to income as a result of the following:

                                                                  1996      1995      1994
                                                                  -----     -----     -----
    Federal statutory tax rate................................     35.0%     35.0%     35.0%
    State taxes, net of federal benefit.......................      6.0       6.0       6.0
    Change in valuation allowance.............................    (36.5)    (14.6)    (43.3)
    Amortization of nondeductible intangibles.................      3.1       5.1       9.2
    Permanent differences related to debt extinguishment......    (12.4)       --        --
    Permanent differences on affiliate sold...................       --       6.5        --
    Current utilization of previously deferred deductions and
      state net operating loss................................       --        --      22.3
    Other.....................................................      4.8       1.0      (1.0)
                                                                  -----     -----     -----
    Income tax expense........................................      0.0%     39.0%     28.2%
                                                                  =====     =====     =====

     The deferred tax liability at September 30, 1996 and 1995 primarily relates to financial statement carrying amounts in excess of the tax basis in certain land investments that will not be disposed of in the foreseeable future. The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at September 30 are summarized below:

                                                                       1996         1995
                                                                     --------     --------
                                                                        (IN THOUSANDS)
    Deferred tax assets:
      Alternative minimum tax credit carryforward..................  $  3,862     $  3,183
      Accrued liabilities..........................................     2,298        4,785
      Post retirement benefit obligations..........................    14,117       13,967
      ESOP expense, including accrued interest, in excess of cash
         contributions.............................................     8,344       14,979
      Pension expense in excess of contributions...................        --        3,550
      Insurance reserves...........................................     5,175        4,787
      Landfill closure reserves....................................     2,414        1,175
      Vacation accrual.............................................     1,400        1,071
      Bad debts....................................................       661          465
      Other........................................................       706        1,702
      Old Subordinated Notes, interest recapture...................        --        2,320
                                                                     --------     --------
                                                                       38,977       51,984
    Less: Valuation allowance......................................    24,716       35,745
                                                                     --------     --------
              Net deferred tax assets..............................    14,261       16,239
                                                                     --------     --------
    Deferred tax liabilities:
      Property and equipment, basis and depreciation differences...    22,080       25,616
      Franchises, permits and other intangibles....................     3,011        3,662
      Pension contributions in excess of expense...................     1,269           --
      Marketable securities........................................       404           --
                                                                     --------     --------
              Gross deferred tax liabilities.......................    26,764       29,278
                                                                     --------     --------
              Net deferred tax liabilities.........................  $(12,503)    $(13,039)
                                                                     ========     ========

     The total valuation allowance decreased for the years ended September 30, 1996 and 1995 by $11.0 million and $2.5 million, respectively.

                  NORCAL WASTE SYSTEMS, INC. AND SUBSIDIARIES
                (WHOLLY OWNED BY THE NORCAL WASTE SYSTEMS, INC.
                    EMPLOYEE STOCK OWNERSHIP PLAN AND TRUST)

                  NOTES TO CONSOLIDATED STATEMENTS, CONTINUED

     At September 30, 1996, 1995, and 1994, the Company concluded it was unable to implement tax planning strategies which would have enabled the Company to reduce deferred tax liabilities. Consequently, the Company has provided a valuation allowance for deferred tax assets attributable to substantial expenses and losses recognized for financial statement purposes which represent future deductible amounts.

     The Internal Revenue Service (the "Service") is completing an audit of the Company's income tax returns for the fiscal years ended September 30, 1988 through September 30, 1991. During the course of that audit, the Service also examined certain transactions involving employee benefit plans sponsored by the Company. With regard to this tax audit, the Service has proposed a number of adjustments (some of which have been agreed to by the Company). In particular, the Service has stated that it does not (i) believe the Company should be permitted to deduct post-retirement health and welfare benefits paid to Old Norcal and Envirocal employee-shareholders on the grounds that such benefits should be treated as additional purchase price consideration for the stock acquired from such shareholders and therefore must be capitalized or (ii) agree with the manner in which the Company has calculated certain deductions related to its landfill closure and post-closure costs. The Company has advised the Service that it intends to vigorously challenge the Service's proposed treatment of the post-retirement health and welfare benefits. The Service and the Company have tentatively agreed on an alternative treatment of landfill closure and post-closure costs which is acceptable to the Company.

     The Company does not believe that the income tax adjustments proposed by the Service will have a material adverse effect on the financial condition of the Company. However, income tax deductions otherwise available to the Company to reduce income subject to tax in future periods (in particular, deductions related to the provision of post-retirement health and welfare benefits to former employee-shareholders) may be substantially reduced or deferred as a result of the income tax audit.

     The Service has also initiated an audit of the Company's income tax returns for the fiscal years ended September 30, 1992 through September 30, 1994.

     It is the Company's opinion that these matters relating to the IRS examinations are adequately provided for or that the resolution of such matters will not have a material adverse impact on the financial condition of the Company; however, there can be no assurance that the impact of such matters on its results of operations or cash flows for any given reporting period will not be material.

(9) STOCKHOLDER'S EQUITY (DEFICIT)

  Capital Structure

     The Company's Articles of Incorporation allow for the issuance of Preferred Stock in one or more series, at such designations, rates of dividends, redemption prices, liquidation payments, voting rights and conversion, exchange or other special rights to be determined at the time of issuance. None is presently issued or outstanding.

  Stock Options

     The Company has four stock option plans that provide for the granting of Incentive Stock Options and Non-Qualified Stock Options for the purchase of Common Stock. The options may be granted to officers, employees, directors and independent contractors of the Company. Participation in the Stock Option Plans is determined by the Compensation Committee of the Board of Directors, based on the parameters of each respective plan. The term of an option granted under any of the option plans cannot exceed ten years and may be further limited by the specific restrictions as detailed in the individual plans. The options generally are

                  NORCAL WASTE SYSTEMS, INC. AND SUBSIDIARIES
                (WHOLLY OWNED BY THE NORCAL WASTE SYSTEMS, INC.
                    EMPLOYEE STOCK OWNERSHIP PLAN AND TRUST)

                  NOTES TO CONSOLIDATED STATEMENTS, CONTINUED

exercisable pursuant to any vesting requirements imposed by the Compensation Committee upon the grant of the options.

     The following table sets out specific details of the respective stock option plans and status as of September 30, 1996, 1995 and 1994:

                                                                                                1996
                                         1990                                               NON-EMPLOYEE
                                        STOCK             1996                1996            DIRECTOR
                                        OPTION       EXECUTIVE STOCK     EMPLOYEE STOCK        STOCK
          SHARES UNDER OPTION            PLAN        INCENTIVE PLAN      INCENTIVE PLAN     OPTION PLAN
    --------------------------------  ----------     ---------------     --------------     ------------
    Outstanding at September 30,
      1994..........................     266,100                --                 --               --
    Canceled........................      (5,600)               --                 --               --
                                      ----------        ----------           --------
    Outstanding at September 30,
      1995..........................     260,500                --                 --               --
    Granted.........................          --         1,390,000            527,500          105,000
    Canceled........................     (17,750)         (400,000)                --               --
                                      ----------        ----------           --------
    Outstanding at September 30,
      1996..........................     242,750           990,000            527,500          105,000
                                      ==========        ==========           ========
    Options available to grant......   2,757,250         1,897,500          3,095,250(c)        70,000
                                      ==========        ==========           ========
    Average option price:
      September 30, 1995 and 1994...  $     7.04       $        --         $       --         $     --
      September 30, 1996............  $     7.04       $      4.89(a)      $     4.89(b)      $   4.89
    Options exercisable:
      At September 30, 1994.........     266,100                --                 --               --
      At September 30, 1995.........     260,500                --                 --               --
      At September 30, 1996.........     242,750            64,000                 --               --

---------------
(a) $4.89 to estimated fair value at September 30, 1998.

(b) Price subject to adjustment to at least 85% of value at date of grant.

(c) To the extent shares are granted under the 1990 Stock Option Plan, the 1996 Executive Stock Incentive Plan, the Deferred Compensation and Stock Option Plan (defined below) or the 1996 Non-Employee Director Stock Option Plan, the number of shares available under the 1996 Employee Stock Incentive Plan is reduced by a corresponding amount.

     In addition to the plans summarized above the Company has granted a nonqualified stock option pursuant to a plan (the "Deferred Compensation and Stock Option Plan") to an officer to purchase up to 300,000 shares of common stock at an exercise price of $4.89 per share. The options will vest 90,000 shares on each of September 30, 1996, 1997, 1998, and 30,000 on May 1999.

  Employee Stock Ownership Plan

     In 1986, Old Norcal established an employee stock ownership plan and trust (the ESOP) which purchased all of the Company's outstanding stock. Old Norcal borrowed funds from a lender group and in turn Old Norcal loaned funds to the ESOP which were used together with the ESOP Notes described in Note 6 for the purpose of purchasing the stock. In addition, in connection with two other transactions, the Company borrowed funds from lender groups and in turn loaned funds to the ESOP.

     The ESOP will obtain funds to repay the Company loans primarily through the receipt of tax deductible contributions made by the Company. For financial statement purposes, the Company's future scheduled contribution to the ESOP, as described below, is reflected as a reduction of stockholder's equity.

                  NORCAL WASTE SYSTEMS, INC. AND SUBSIDIARIES
                (WHOLLY OWNED BY THE NORCAL WASTE SYSTEMS, INC.
                    EMPLOYEE STOCK OWNERSHIP PLAN AND TRUST)

                  NOTES TO CONSOLIDATED STATEMENTS, CONTINUED

     The ESOP covers most of the employees of the Company and is noncontributory. The benefits are based on the employee's account balance which is a function of contributions, forfeitures, income and appreciation or depreciation in the value of assets allocated to the accounts based on years of service and compensation.

     During 1996 the ESOP received $3.5 million in insurance proceeds related to settlement of litigation (Note 14). During 1995 the ESOP received a $3.1 million litigation settlement. These proceeds were applied against Company loans to the ESOP.

     In connection with the Refinancing (Note 5) the ESOP's indebtedness reflects, among other things, Norcal's funding of the ESOP's retirement of the ESOP Notes, repayment of all amounts owed under the Old Credit Agreement, and incurrence of new indebtedness by the Company pursuant to the Refinancing. At September 30, 1996, the outstanding principal balance owed to Norcal was $68.8 million. The ESOP and Norcal have entered into a Fourth Amended and Restated ESOP Loan Agreement, effective as of October 1, 1995, whereby the ESOP will repay such outstanding indebtedness, plus unpaid accrued interest at the rate of seven percent (7.0%) per annum, in thirteen equal installments of approximately $9.8 million each as of September 30 of each year, beginning in 1996 and ending in 2008. In addition, the ESOP will prepay such outstanding indebtedness, without penalty, to the extent that Norcal makes contributions to the ESOP for the purpose of making such prepayments subject to certain limitations. The Company made an additional contribution of $9.0 million to the ESOP with respect to September 30, 1996 which has been applied as a prepayment of the loans from the Company to the ESOP.

     The scheduled contribution to the ESOP presented in the accompanying balance sheets as a reduction in equity represents the aggregate principal amounts which the Company has scheduled to contribute to the ESOP in future years attributable to the original loans and is summarized as follows:

                                                               1996                 1995
                                                             --------             --------
                                                              (IN THOUSANDS, EXCEPT SHARE
                                                                       AMOUNTS)
    Loans from the Company to the ESOP...................    $ 68,798             $ 47,750
    ESOP notes...........................................          --               32,398
                                                             --------             --------
              Total scheduled contribution to the ESOP...      68,798               80,148
    ESOP compensation expense recognized in excess of
      Company contributions..............................     (20,630)             (21,390)
                                                             --------             --------
      Net scheduled contribution to the ESOP.............    $ 48,168             $ 58,758
                                                             ========             ========

                                                           1996          1995         1994
                                                          -------       ------       ------
    Information concerning the ESOP is as follows:
      ESOP compensation expense.......................    $10,291       $7,923       $7,319
                                                          =======       ======       ======
      Interest expense related to ESOP debt...........    $ 5,633       $9,224       $8,373
                                                          =======       ======       ======

     Following is a summary of shares as of September 30:

                                                            1996         1995         1994
                                                           -------      ------       -------
                                                                    (IN THOUSANDS)
    Allocated..........................................     14,842      13,777        12,794
    Committed to be released...........................      1,570       1,066           983
    Unallocated........................................      7,723       9,292        10,358
                                                           -------      ------       -------
                                                            24,135      24,135        24,135
                                                            ======      ======        ======

                  NORCAL WASTE SYSTEMS, INC. AND SUBSIDIARIES
                (WHOLLY OWNED BY THE NORCAL WASTE SYSTEMS, INC.
                    EMPLOYEE STOCK OWNERSHIP PLAN AND TRUST)

                  NOTES TO CONSOLIDATED STATEMENTS, CONTINUED

     The Company has an obligation to make cash contributions to the ESOP or to repurchase shares from participants as described below. The cash contributions made for purposes of funding ESOP benefit payments were $1.2 million, $0.4 million and $0.3 million for the years ended 1996, 1995, and 1994, respectively. The amount of the repurchase obligation will increase significantly in the future as the Company's workforce ages and retires as additional shares are allocated to participants, and as the value in common stock increases. The fair value of the shares as established by independent appraisers was $4.89 and $2.61 as of September 30, 1995 and 1994, respectively. The fair value has not yet been determined as of September 30, 1996.

     The Company's common stock is not traded on an established market. Presently, all shares are held by the ESOP, and all distributions from the ESOP are intended to be made in cash which is received from Norcal or trust income. A participant who is vested is entitled to begin receiving a distribution of his or her ESOP accounts at a future date following his or her termination of employment. Distributions may be made in a lump sum, equal annual installments over a period generally not to exceed five years or a combination of the foregoing, generally as determined by the ESOP Administrative Committee (the Committee). The Committee also generally determines the time and manner of distributions, subject to the following limitations: (1) in the event of a participant's retirement, disability or death, distribution must begin no later than September 30th of the Plan Year following the Plan Year in which employment terminates; (2) if a participant's employment terminates for any other reason, distribution must begin no later than September 30th of the sixth Plan Year following the Plan Year in which employment terminates, although the Committee may (a) further defer distributions that are attributable to shares of Common Stock purchased with loan proceeds until after such loan has been repaid, and
(b) further defer distributions that are not attributable to post-1986 shares until the participant reaches the age that he or she would be required to reach in order to qualify for retirement under the ESOP.

     As discussed in Note 6 to the financial statements, during 1995 and 1994 certain debt payments were not made by the Company and corresponding contributions to the ESOP were not made. Consequently, the ESOP was unable to make its loan payments to the Company. As of October 1, 1995 the Company and the ESOP entered into an Amended and Restated ESOP Loan Agreement and the ESOP is in compliance with the terms of that agreement.

(10) PENSION PLANS

     The Company has two noncontributory funded defined benefit pension plans covering a portion of their employees. Benefits are based on a formula which includes years of service and average compensation. Nonparticipating employees generally are covered under one of several multi-employer union plans to which the Company contributes.

     Net periodic pension cost for the years ended September 30, 1996, 1995, and 1994 included the following components:

                                                             1996        1995        1994
                                                           --------     -------     -------
                                                                    (IN THOUSANDS)
    Service cost -- benefits earned during the period....  $  2,499     $ 2,279     $ 2,373
    Interest cost on projected benefit obligations.......     6,624       6,325       5,989
    Actual return on plan assets.........................   (10,579)     (9,269)     (1,139)
    Net amortization and (deferral)......................     5,480       4,192      (3,429)
                                                           --------     -------     -------
              Net periodic cost..........................  $  4,024     $ 3,527     $ 3,794
                                                           ========     =======     =======

     Assets of the plans include marketable equity securities, money market funds, U.S. government obligations, fixed income securities and other investments.

                  NORCAL WASTE SYSTEMS, INC. AND SUBSIDIARIES
                (WHOLLY OWNED BY THE NORCAL WASTE SYSTEMS, INC.
                    EMPLOYEE STOCK OWNERSHIP PLAN AND TRUST)

                  NOTES TO CONSOLIDATED STATEMENTS, CONTINUED

     The following table sets forth the plans' funded status and amounts recognized in the Company's consolidated balance sheets at September 30, 1996 and 1995:

                                                                  1996                    1995
                                                           -------------------     -------------------
                                                               PLANS WITH              PLANS WITH
                                                            ASSETS IN EXCESS        ASSETS LESS THAN
                                                             OF ACCUMULATED            ACCUMULATED
                                                           BENEFIT OBLIGATIONS     BENEFIT OBLIGATIONS
                                                           -------------------     -------------------
                                                                         (IN THOUSANDS)
    Actuarial present value of benefit obligations:
      Accumulated benefit obligation, including vested
         benefits of $70,987 in 1996 and $69,828 in
         1995............................................       $ (73,323)               (71,982)
                                                                  =======                =======
    Projected benefit obligation.........................         (89,179)               (88,028)
    Plan assets at fair value, primarily marketable
      equity securities, fixed income securities, U.S.
      government obligations, money market funds and
      other investments..................................          77,669                 66,968
                                                                  -------                -------
    Projected benefit obligation in excess of plan
      assets.............................................         (11,510)               (21,060)
    Unrecognized net loss from past experience different
      from that assumed and effects of changes in
      assumptions........................................          14,094                 24,237
    Prior service cost not yet recognized................             506                    390
    Reduction of stockholder's equity to recognize
      minimum liability..................................              --                 (8,581)
                                                                  -------                -------
              Net pension asset/(liability) recognized in
                the consolidated balance sheets..........           3,090                 (5,014)
                                                                  -------                -------
    Prepaid pension/(accrued) pension cost included in:
      Accrued expenses -- current........................              --                 (3,284)
      Prepaid pension cost...............................           3,090                     --
      Long-term pension liability........................              --                 (1,730)
                                                                  -------                -------
              Net pension asset/(liability) recognized in
                the consolidated balance sheets..........       $   3,090                $(5,014)
                                                                  =======                =======

     The Company has unrecognized losses from past experience different from that assumed and effects of changes in assumptions amounting to $14.1 million and $24.2 million at September 30, 1996 and 1995, respectively. At September 30, 1995, $8.6 million had been charged to stockholder's equity representing the excess of the accumulated benefit obligation of $5.0 million over plan assets and the excess of cumulative contributions of $3.6 million over net periodic pension cost. Since the accumulated benefit obligation exceeded the fair value of plan assets at September 30, 1995, the Company recognized a liability equal to the unfunded accumulated benefit obligation. At September 30, 1996, the excess cumulative contributions over net period pension costs of $3.1 million has been reflected as a prepaid pension cost on the balance sheet.

     It is the Company's current policy to contribute at least the minimum statutory amounts. Actual contributions to the pension plans were $3.5 million, $3.3 million and $4.3 million during 1996, 1995 and 1994, respectively.

     The weighted average discount rate was 8.0%, 7.75%, and 8.0% respectively, for 1996, 1995, and 1994. The expected long-term rate of return on assets and rate of increase in future compensation levels used in determining the benefit obligations for all three years was 9.0% and 5.0%, respectively. The actual annual rate of return on investments may be lower than projected, which could result in a reduction of the prepaid pension asset or a return to the unfunded status of the plans.

                  NORCAL WASTE SYSTEMS, INC. AND SUBSIDIARIES
                (WHOLLY OWNED BY THE NORCAL WASTE SYSTEMS, INC.
                    EMPLOYEE STOCK OWNERSHIP PLAN AND TRUST)

                  NOTES TO CONSOLIDATED STATEMENTS, CONTINUED

     Certain of the Company's union employees are participants in multi-employer union defined benefit pension plans. Pension cost charged to expense under these plans for the years ended September 30, 1996, 1995, and 1994, was $1.5 million, $1.6 million and $1.5 million, respectively. The Company's portion of the actuarially computed value of the vested and nonvested benefits of the plans and the net assets of the pension funds have not been determined.

(11) POSTRETIREMENT MEDICAL BENEFITS

     The Company recognizes postretirement medical benefits in the financial statements over the term of an employee's service with the Company as required by Statement of Financial Accounting Standards (SFAS) No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions."

     The postretirement medical benefit plans are unfunded. The following table sets forth the status of the postretirement medical benefits plans at September 30, 1996 and 1995:

                                                                        1996        1995
                                                                       -------     -------
                                                                         (IN THOUSANDS)
    Accumulated postretirement medical benefit obligation:
      Retirees.......................................................  $12,176     $12,515
      Fully eligible active plan participants........................    9,744      10,737
                                                                       -------     -------
    Accumulated postretirement medical benefit obligation............   21,920      23,252
    Unrecognized net gain from past experience different from that
      assumed and from changes in assumptions........................    8,810       7,598
    Unamortized prior service credit not yet recognized in net periodic postretirement benefit cost primarily resulting from
      plan changes...................................................    3,665       4,068
                                                                       -------     -------
    Accrued postretirement medical benefit liability.................  $34,395     $34,918
                                                                       =======     =======

     Net periodic cost for the post retirement medical benefit plans for the years ended September 30, 1996, 1995 and 1994 included the following components:

                                                                1996       1995       1994
                                                               ------     ------     ------
                                                                      (IN THOUSANDS)
    Interest cost on accumulated postretirement benefit
      obligation.............................................  $1,625     $1,758     $2,070
    Amortization of prior service cost.......................    (403)      (403)      (403)
    Amortization of gain.....................................    (667)      (524)        (9)
                                                               ------     ------     ------
              Net periodic cost..............................  $  555     $  831     $1,658
                                                               ======     ======     ======

     For measurement purposes, 11.50%, 11.75%, and 12% medical cost trend rate was assumed for the calculation of accumulated postretirement benefit obligation at September 30, 1996, 1995, and 1994, respectively. This rate was assumed to decrease incrementally to 7%, 6.75% and 7% after 9 years, 10 years and 10 years, respectively, and remain at that level thereafter. The medical cost trend rate has a significant effect on the amounts reported. The weighted average discount rates of 8.0%, 7.75%, and 8.0% were assumed as of September 30, 1996, 1995, and 1994, respectively. By increasing the assumed medical cost trend rate by 1 percentage point in each year, the interest cost component for the years ended September 30, 1996, 1995, and

                  NORCAL WASTE SYSTEMS, INC. AND SUBSIDIARIES
                (WHOLLY OWNED BY THE NORCAL WASTE SYSTEMS, INC.
                    EMPLOYEE STOCK OWNERSHIP PLAN AND TRUST)

                  NOTES TO CONSOLIDATED STATEMENTS, CONTINUED

1994, and the accumulated postretirement benefit obligation at September 30, 1996, 1995, and 1994 would increase approximately as follows:

                                                                1996       1995       1994
                                                               ------     ------     ------
                                                                      (IN THOUSANDS)
    Interest component.......................................  $  220     $  248     $  324
                                                               ======     ======     ======
    Accumulated postretirement medical benefit obligation....  $3,058     $3,384     $3,098
                                                               ======     ======     ======

     In connection with the ESOP's purchase of stock from the former Old Norcal employee-shareholders, the Company has agreed to provide certain post-retirement health and welfare benefits to certain settling plaintiffs until the earlier of the resolution of certain claims against third parties or October 1, 2000. In connection with the ESOP's purchase of stock from the former Envirocal employee-shareholders, the Company has agreed to provide the former Envirocal employee-shareholders with lifetime post-retirement health and welfare benefits subject to certain conditions.

(12) LANDFILL CLOSURE, POST-CLOSURE LIABILITIES, ENVIRONMENTAL LIABILITIES, COMMITMENTS AND FUNDING

     The Company's business activities are subject to extensive and evolving regulation under complex federal, state and local laws for the protection of public health and the environment. These laws, and the numerous regulatory bodies responsible for interpreting and enforcing them, impose significant restrictions and requirements on the Company and also impact the municipalities the Company serves and operators of non-owned landfills used by the Company. The Company believes that this regulation will continue in the future.

     Compliance with current or future regulatory requirements will require the Company to make capital and operating expenditures to maintain current operations or to initiate new operations. It is not possible to quantify with certainty the potential impact of actions regarding environmental matters, particularly any future remediation and other compliance efforts. The Company has made and may continue to make substantial expenditures relating to environmental conditions primarily on its landfill properties. In the opinion of management, compliance with present environmental protection laws will not have a material adverse effect on the results of operations of the Company provided costs are substantially covered in the Company's rates on a timely basis. The Company continues to monitor these matters; however, there is no assurance that material costs or liabilities related to environmental matters will not be incurred in the future.

     Various federal and state regulations require owners or operators of solid waste landfill sites to provide financial assurances for the closure and post-closure monitoring and maintenance of these sites. The Company uses independent engineers to assist it in assessing the estimates of future costs of complying with such regulations. A significant portion of the landfill closure and post-closure liability relates to leachate and groundwater management and remediation. There are many unknown and uncertain factors including regulatory requirements, incomplete data with respect to projected volumes, quality and cost of treatment among others. Accordingly, estimates for closure and post-closure management and remediation of leachate and contaminated groundwater could be subject to periodic and substantial revision as the Company's knowledge increases concerning these factors.

     At September 30, 1996 and 1995, the Company has recorded closure and post-closure liabilities on its owned landfills of approximately $25.4 million and $24.4 million, respectively, based on the total estimated closure costs and post-closure maintenance and monitoring at each date, in current dollars, and the percentage of estimated landfill capacity remaining. The current portion of landfill closure liability at September 30, 1996 and 1995, amounting to approximately $7.2 million and $3.2 million, respectively, is included in accrued expenses and is determined by the amount of required funding of various trust funds in accordance with

                  NORCAL WASTE SYSTEMS, INC. AND SUBSIDIARIES
                (WHOLLY OWNED BY THE NORCAL WASTE SYSTEMS, INC.
                    EMPLOYEE STOCK OWNERSHIP PLAN AND TRUST)

                  NOTES TO CONSOLIDATED STATEMENTS, CONTINUED

various jurisdictional requirements along with the estimate of closure/post-closure work to be performed in the next year. Amounts charged to operating expenses for landfill closure in 1996, 1995 and 1994, net of interest income earned on related trust accounts, were approximately $0.2 million, $2.0 million and $2.9 million, respectively. Included in each year's expense are amounts that represent the effects of changes in cost and capacity estimates that are being recognized over the remaining life of each site. At September 30, 1996 and 1995, the future closure and post-closure obligation remaining to be recognized over the remaining lives of the applicable landfills is estimated to be approximately $35.0 million and $30.5 million, respectively. While the Company believes its estimates of closure and post-closure costs are reasonable, such amounts are based upon current laws, technology and information available on the properties. Accordingly, the Company's estimates may be subject to substantial upward revision.

     In accordance with State of California legislation, and other governmental jurisdictions, the Company has established restricted and unrestricted trust funds for each owned landfill which will be funded annually in amounts designed to provide the resources to accomplish closure and post-closure maintenance and monitoring. The estimated funding requirements are $3.2 million for 1997 and approximately $11.0 million due over the subsequent 5 year period based upon volume used at the landfill and regulatory requirements. At September 30, 1996 and 1995, $20.2 million and $17.3 million, respectively, have been deposited in restricted and unrestricted trust accounts for this purpose. Withdrawals of funds from certain restricted trust accounts may require approval of regulatory agencies. In addition to establishing trust funds, the Company also provides financial assurance for one of its landfills through the issuance of a bond for $3.9 million.

     In addition, in accordance with State of California legislation, the Company is required to provide financial assurance for the initiation and completion of corrective action for potential releases of contaminants from its landfills. The Company has on deposit $0.9 million in trust funds as of September 30, 1996 and estimates that future contributions to trust funds of approximately $6.9 million over the remaining lives of the respective landfills will be required to satisfy these obligations. In the event of a release prior to full funding, the Company may be required to pay for the corrective action or to accelerate funding of the trust funds.

     The Company has environmental impairment liability insurance, which covers the sudden or gradual onset of environmental damage to third parties, on all owned and operated facilities. The current policy has a limit of $15.0 million per loss with an annual aggregate limit for all losses of $15.0 million, covering pollution conditions that result in bodily injury or property damage to third parties, including clean-up costs. The Company also carries an underground tank policy to satisfy financial assurance requirements mandated under federal law.

     California landfill operators must demonstrate financial assurance to compensate third parties for bodily injury and property damage arising out of landfill operations. Under the method adopted by the Company, the regulations require funding of $1.0 million per landfill to a maximum of $5.0 million Company-wide. To satisfy this requirement the Company has established financial assurance mechanisms for each landfill. The Company has approximately $1.0 million in each of the four separate trust funds at September 30, 1996 and has secured an insurance policy for the other landfill.

(13) COMMITMENTS AND CONTINGENCIES

     The Company has arranged stand-by letters of credit with various expiration dates totaling $9.4 million and $16.7 million at September 30, 1996 and 1995, respectively. These letters of credit are provided primarily to secure insurance and self-insurance obligations and for bond requirements. As of September 30, 1996, the Company has $15.6 million in standby letters of credit availability.

                  NORCAL WASTE SYSTEMS, INC. AND SUBSIDIARIES
                (WHOLLY OWNED BY THE NORCAL WASTE SYSTEMS, INC.
                    EMPLOYEE STOCK OWNERSHIP PLAN AND TRUST)

                  NOTES TO CONSOLIDATED STATEMENTS, CONTINUED

     The Company is self-insured for various risks of loss related to general liability, automobile liability, property damage, employee and certain retiree healthcare, and workers' compensation. The establishment of reserves and claim payment activity include estimates of the ultimate costs of claims that have been reported but not settled and of claims that have been incurred but not reported. Adjustments to the reserve are charged or credited to expense in the periods in which they are determined to be necessary. At September 30, 1996 and 1995, the Company's accrued liability for self-insured claims was approximately $12.6 million and $10.3 million, respectively.

     At September 30, 1996, the Company and the other unrelated investors were jointly and severally liable as guarantors of affiliates' (Note 4) indebtedness totaling $2.0 million.

(14) LITIGATION

     In December 1994, the Company effected the settlement of litigation originally commenced in 1991 by certain holders of the Old Subordinated Notes. The aggregate amount of settlement payments of $5.5 million for personal injury claims was included in other accrued liabilities at September 30, 1994. Norcal issued $51.1 million aggregate principal amount of new notes ("Class A and B Notes") in exchange for all of the Old Subordinated Notes (Note 6). In connection with a settlement in August 1995 (the "ESOP Note Settlement") with holders of all but four of the ESOP Notes (the "Settling Plaintiffs") of litigation commenced in 1994 entitled Abraham et. al. v. Norcal Waste Systems Inc. et al., discussed below, the Company was required to redeem the Class A and B Notes. The ESOP Note Settlement was successfully consummated in November 1995, and the redemption of the Class A and B Notes occurred resulting in the recognition of a gain of $14.4 million since there was no gain recognized for financial statement purposes on the conversion of the debt instruments in 1994.

     Pursuant to the ESOP Note Settlement, Norcal paid $3.6 million in settlement of personal injury claims and provided funds to the ESOP in the amount of $33.2 million to satisfy those ESOP Notes in full and provide for their extinguishment. Although the Company was not an obligor or a guarantor on the ESOP Notes, they were recorded on the Company's consolidated balance sheet in accordance with GAAP. Settlement of the ESOP Notes for less than the carrying amount of the Notes resulted in a gain of $17.0 million to the Company. The Company also agreed to continue to provide certain post-retirement health and welfare benefits to certain Settling Plaintiffs until the earlier of the resolution of remaining claims and October 1, 2000. The ESOP subsequently paid the holders of the four remaining ESOP Notes approximately $0.9 million funded by Norcal, in exchange for cancellation of their ESOP Notes, which represented outstanding principal and accrued interest totaling approximately $1.4 million as of September 30, 1995 and as of the redemption date and releases equivalent to those provided by the Settling Plaintiffs.

     The Settling Plaintiffs did not release and were permitted to proceed upon claims (the "Excluded Claims") against certain banks (and counsel to one of them) based upon their roles as former trustees under the ESOP Notes Indenture (the "Trustee Parties"), but only insofar as those claims are not indemnifiable under a provision of the ESOP Notes Indenture that requires indemnification of the trustee by the ESOP for liability incurred without the trustee's negligence or bad faith. The ESOP Note Settlement provides that the Settling Plaintiffs shall indemnify the Company, the ESOP and certain related parties against claims brought by the Trustee Parties or the released parties arising out of the Excluded Claims (the "Indemnified Claims"). The indemnity is to be paid from certain funds to be placed in escrow (the "Escrow Account") and not disbursed to Settling Plaintiffs until the later of the resolution of all Indemnified Claims or, if no Indemnified Claims are brought, then nine months after deposit. No Settling Plaintiff is personally liable on the indemnity beyond his, her or its interest in or distribution from the Escrow Account. The funds to be placed in the Escrow Account consist of (i) any amounts Settling Plaintiffs recover from the Trustee Parties (the

                  NORCAL WASTE SYSTEMS, INC. AND SUBSIDIARIES
                (WHOLLY OWNED BY THE NORCAL WASTE SYSTEMS, INC.
                    EMPLOYEE STOCK OWNERSHIP PLAN AND TRUST)

                  NOTES TO CONSOLIDATED STATEMENTS, CONTINUED

"Escrowed Recovery"); and (ii) a deferred settlement payment by Norcal, to be paid on the earlier of the fifth anniversary of the effective date of the ESOP Note Settlement and final resolution of Settling Plaintiffs' claims against the Trustee Parties, in the amount of $500,000 reduced by the amount of certain attorneys' fees and costs as to which Norcal or the ESOP is contractually obligated to provide indemnification and/or reimbursement (the "Deferred Settlement Payment").

     On August 20, 1996, Norcal and the ESOP filed a declaratory relief action (the "Declaratory Relief Action") in the Abraham Action against Bank of America entitled Norcal Waste Systems, Inc., et al. v. Bank of America, N.T. & S.A., seeking a declaration that they have no obligation to indemnify the Bank following the ESOP Note Settlement under the indemnity provisions of certain agreements between Bank of America or Security Pacific, on the one hand, and Norcal or the ESOP, on the other (the "Indemnity Agreements"), in connection with Settling Plaintiffs' pursuit of the Excluded Claims. By order dated December 17, 1996 the court granted summary judgment to Norcal and the ESOP in the Declaratory Relief Action.

     On September 10, 1996, Bank of America, in its own capacity and as successor to Security Pacific, served a cross-complaint (the "Cross-Complaint") alleging a variety of claims against, among others, Norcal and the ESOP relating to the ESOP Note Settlement or the Indemnity Agreements. The Cross-Complaint included claims for fraud, breach of contract, and tortious breach of the implied covenant of good faith and fair dealing in entering into the ESOP Note Settlement, and claims for declaratory relief and breach of contract in connection with the Indemnity Agreements. In addition to punitive damages, the Cross-Complaint sought compensatory damages subject to proof at trial, alleged to include possibly in excess of $13.0 million in damages. By order dated December 17, 1996 the court dismissed all claims in the Cross-Complaint with prejudice, except that the claim against the ESOP for tortious breach of the implied covenant was dismissed with prejudice insofar as it attempted to state a tort claim and was otherwise dismissed without prejudice.

     Any claims in the Cross-Complaint are "caused by or related to the Excluded Claims" and, as such, are Indemnified Claims covered by Settling Plaintiffs' indemnity. Accordingly, any liability incurred by Norcal (other than its own or the ESOP's defense costs) in connection with the Cross-Complaint would be payable from the Escrowed Recovery, if any, and potentially the Deferred Settlement Payment. Norcal believes that it is unlikely that it would be liable to pay an amount in damages on the Cross-Complaint that is materially greater than any recovery by Settling Plaintiffs from Bank of America (aside from any liability for damages in the amount of Bank of America's litigation expenses), and thus any award of damages (aside from such expenses) on the Cross-Complaint is not likely to exceed the Escrowed Recovery (before reduction for indemnified defense costs).

     On October 19, 1995, Norcal and the Secretary of the United States Department of Labor (the "Secretary") settled matters arising out of the Secretary's investigation of certain employee-benefit plans sponsored by Norcal or its predecessors, as well as a transaction (the "Plan Investment") involving an investment by certain of the Company's pension plans (the "Plans") through Bank of America (the "Bank"), the trustee on the Plans. Pursuant to the settlement (the "Norcal-Secretary Settlement"), a $3.5 million payment, which was fully funded by insurance proceeds, was allocated in amounts determined by the Secretary and the Internal Revenue Service to be sufficient to correct in full any "prohibited transactions" with respect to the Plan Investment, with $45,000 deposited in one of the Plans and the remainder of the settlement payment deposited in the ESOP, which used the proceeds to pay a portion of its debt to Norcal.

     The Secretary released claims against Norcal, the Plans and certain related persons, including officers, directors, agents, fiduciaries, advisers and attorneys; the Secretary did not release claims (the "DOL Excluded Claims") arising out of the Plan Investment against the Bank as trustee for the Plans, except insofar as the Bank was entitled to indemnity from Norcal on such claims.

     On February 14, 1996, the Secretary filed an action against the Bank on the DOL Excluded Claims alleging ERISA violations, entitled Reich v. Bank of America, N.T.&S.A., in the United States District Court

                  NORCAL WASTE SYSTEMS, INC. AND SUBSIDIARIES
                (WHOLLY OWNED BY THE NORCAL WASTE SYSTEMS, INC.
                    EMPLOYEE STOCK OWNERSHIP PLAN AND TRUST)

                  NOTES TO CONSOLIDATED STATEMENTS, CONTINUED

for the Northern District of California (the "Bank Action"). Norcal intervened in the Bank Action to bring a declaratory relief action asserting that Norcal had no indemnity obligations to the Bank in connection with the Bank Action.

     On March 29, 1996, the Bank and the Secretary entered into a settlement of the Bank Action (the "Bank-Secretary Settlement"), which was conditioned on Norcal and the Plans issuing releases of the Bank. The Bank paid to the Plans the aggregate amount of $4.0 million; and the Bank released Norcal, the Plans and certain related persons, including officers, directors, agents, fiduciaries, advisers and attorneys, from all claims, including indemnification claims, relating to the Plan Investment, the Bank-Secretary Settlement and the Norcal-Secretary Settlement. The Bank Action and Norcal's declaratory relief action were dismissed with prejudice.

     The Company is involved in various other legal actions in the normal course of business. It is the Company's opinion that these matters relating to ordinary litigation are adequately provided for or that resolution of such matters will not have a material adverse impact on the financial condition of the Company; however, there can be no assurance that the impact of such matters on its results of operations or cash flows for any given reporting period will not be material.

(15) FAIR VALUE OF FINANCIAL INSTRUMENTS

     The Company is required under Statement of Financial Accounting Standards
(SFAS) No. 107 "Fair Value of Financial Instruments" to disclose fair value for all of its financial instruments. The carrying value of cash and cash equivalents, trade accounts receivable, accounts payable and accrued expenses approximate fair value because of the short maturity of these instruments. Estimates for the fair value of the Company's other financial instruments at September 30, are detailed below:

                                                       1996                      1995
                                               ---------------------     --------------------
                                               CARRYING       FAIR       CARRYING      FAIR
                                                AMOUNT       VALUE        AMOUNT       VALUE
                                               --------     --------     --------     -------
                                                               (IN THOUSANDS)
     Assets:
       Trust accounts........................  $ 28,150     $ 28,187     $ 31,289     $31,222
       Marketable securities.................     6,889        6,889        5,645       5,645
     Liabilities:
       Senior Notes..........................   170,392      170,392           --          --
       Other long term debt including
          current portion....................     2,348        2,348       95,879      95,879
     Subordinated notes payable:
       Class A and B Notes...................        --           --       53,249      38,489
       ESOP Notes............................        --           --       32,398      34,016

     Trust accounts and marketable securities -- The fair value of the trust accounts and marketable securities has been estimated based on market values provided by the respective trustees and quoted market prices.

     Senior Notes -- The fair value of the senior notes has been estimated to be the carrying amount of the notes because of the proximity of the exchange to September 30, 1996 and the lack of an established market.

     Class A and B Notes -- The fair value of the Class A and B Notes has been estimated based on the calculated redemption price of the notes under the terms of the settlement agreement as of September 30, 1995. The notes were redeemed on November 21, 1995, as part of the refinancing (Note 6).

                  NORCAL WASTE SYSTEMS, INC. AND SUBSIDIARIES
                (WHOLLY OWNED BY THE NORCAL WASTE SYSTEMS, INC.
                    EMPLOYEE STOCK OWNERSHIP PLAN AND TRUST)

                  NOTES TO CONSOLIDATED STATEMENTS, CONTINUED

     ESOP Notes -- The fair value of the ESOP Notes has been estimated based on amounts paid in connection with the Settlement. The notes were redeemed on November 21, 1995 as part of the refinancing (Note 6).

(16) BUSINESS SEGMENT AND GEOGRAPHICAL INFORMATION

     The Company operates in one business segment -- solid waste management services primarily consisting of collection, transfer and disposal to industrial, commercial, residential and municipal customers. In 1996, one customer accounted for 14% of consolidated revenue and 27% of consolidated accounts receivable at September 30, 1996, during 1995 and 1994, no single customer accounted for as much as 10% of consolidated revenue or accounts receivable.

     The Company operates primarily in seven different geographical areas within the State of California. The San Francisco geographical region represents approximately 40%, 45% and 44% of revenues for the years 1996, 1995 and 1994, respectively. In September 1996, the Company applied for an increase to its collection and disposal rates in the City of San Francisco. The application requested an increase, to be effective March 1, 1997, to fund several new recycling programs requested by San Francisco, along with increases to recover current and projected increases in operating costs. In accordance with certain rate procedures two recommended rate orders (the "Recommended Rate Orders") recommended smaller increases than requested, primarily due to the disallowance of certain ESOP expenses which historically were allowed in the rates. The Company objects to the positions taken by the Director of Public Works and intends to vigorously pursue its rights under the Ordinance, including filing an appeal with the Refuse Collection and Disposal Rate Board, which has the authority to make the final rate determination. If the Company is unsuccessful in its attempt to modify the Recommended Rate Orders in San Francisco, its future annual operating results and cash flow could be adversely impacted in that certain operating costs may not be recovered.

     The Company has collective bargaining agreements in this region which represent 35% of the Company's total labor force and such agreements expire within one year.

     The Company's operating results are affected by variations in its recycling revenues from the sale of recyclable commodities. The Company's recycling revenues are volatile and fluctuate in accordance with changes in prices of recyclable commodities which in turn are, in many cases, dependent on changes in worldwide supply of, and demand for, such recyclable commodities.

(17) GUARANTEE OF SECURITIES

     Norcal is a holding company and has no independent operations other than those relating to its subsidiaries. The Senior Notes are guaranteed by certain direct and indirect subsidiaries of Norcal. The guarantor subsidiaries are all wholly owned subsidiaries and the guarantees of the guarantors are full, unconditional and joint and several. The direct and indirect nonguarantor subsidiaries of Norcal are individually and in the aggregate inconsequential. Separate financial statements of each guarantor have not been presented since management has determined such separate financial statements are not material to investors.

                  NORCAL WASTE SYSTEMS, INC. AND SUBSIDIARIES
                (WHOLLY OWNED BY THE NORCAL WASTE SYSTEMS, INC.
                    EMPLOYEE STOCK OWNERSHIP PLAN AND TRUST)

                  NOTES TO CONSOLIDATED STATEMENTS, CONTINUED

(18) SELECTED QUARTERLY FINANCIAL DATA, UNAUDITED

     The Company became subject to SEC reporting requirements in the third quarter of 1996. The following table summarizes the unaudited quarterly results of operations (in thousands):

                                   FIRST QUARTER     SECOND QUARTER     THIRD QUARTER     FOURTH QUARTER
                                   -------------     --------------     -------------     --------------
     Operating revenues...........    $67,602           $ 69,802           $71,228           $ 79,583
                                       ======             ======
     Income from operations.......    $ 7,678           $  5,349           $ 9,784           $  2,980
                                       ======             ======
     Net income (loss)............    $29,971           $ (1,246)          $ 3,747           $ (2,229)
                                       ======             ======

     The fourth quarter operating results were adversely impacted by the Company's decision to increase the contributions to the ESOP by $9.0 million, having the effect of reducing current taxes payable, and resulting in an increased ESOP compensation expense relative to the additional shares allocated. The contribution was applied as a prepayment of the loans from the Company to the ESOP.

ITEM 9. CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The names, ages and positions and offices with Norcal of the current executive officers and directors of Norcal are set forth below.

            NAME                 AGE                          POSITION
-----------------------------    ---     --------------------------------------------------
Michael J. Sangiacomo........    47      President, Chief Executive Officer and Director
Donald M. Moriel.............    62      Executive Vice President and Chief Operating
                                         Officer
Mark R. Lomele...............    40      Acting Chief Financial Officer, Treasurer and Vice
                                         President
Bennie J. Anselmo, Jr........    51      Vice President -- Equipment Procurement and
                                         Maintenance
David A. Cochrane............    40      Vice President -- Facilities Development and
                                         Technical Services
Jon D. Braslaw...............    35      Controller
Kenneth James Walsh..........    49      Division Manager of Southern California
Archie L. Humphrey...........    44      Division Manager of Northern California
Gale R. Kaufman..............    42      Director
John B. Molinari(a)(b).......    87      Director, Chairman of the Board of Directors
H. Welton Flynn(a)(b)........    74      Director

---------------
(a) Audit Committee member

(b) Compensation Committee member

     Michael J. Sangiacomo has served as a director of Norcal since November 1990 and as Chief Executive Officer and President since January 1991. From November 1990 to January 1991, Mr. Sangiacomo served as Acting Chief Executive Officer and President of Norcal. From August 1988 until November 1990, he served as Chief Financial Officer of Norcal, and held the additional title of Senior Vice President from January to November 1990. Mr. Sangiacomo serves as a director and an executive officer of all of Norcal's subsidiaries. From January 1988 until August 1988, he served as General Manager of Norcal subsidiary Sunset Scavenger. From October 1983 through December 1987, Mr. Sangiacomo served as Chief Financial Officer of Envirocal, Inc., a Norcal predecessor. Mr. Sangiacomo holds a B.S. in Business Administration from the University of San Francisco and practiced as a certified public accountant from 1971 to 1978.

     Donald M. Moriel has served as Executive Vice President and Chief Operating Officer of Norcal since June 1992. Mr. Moriel also serves as an executive officer and since June 1994 as a director of all of Norcal's subsidiaries. Since March 1992 and prior to his current positions, Mr. Moriel, through a wholly owned consulting company unaffiliated with Norcal, Pentagon Equities Corporation located in Davis, California, served as a consultant to three Norcal subsidiaries located in Solano County, California and was the General Manager of these operations between March 1980 and March 1982. Mr. Moriel has been President and Chief Executive Officer of Pentagon Equities Corporation since it formation. Mr. Moriel's son-in-law is the Vice President and General Manager of Norcal's Vacaville Sanitary Service subsidiary and Group Manager of five additional subsidiaries.

     Mark R. Lomele has served as a Vice President of Norcal since November 1990 and as its Acting Chief Financial Officer and Treasurer since July 1996. From September 1988 to July 1996, Mr. Lomele served as Norcal's Controller. From April 1996 to September 1996 he also served as General Manager of Nortech Waste LLC, a joint venture in which the Company is a minority investor. Prior to 1988, Mr. Lomele was a financial manager for National Semiconductor Corporation. Mr. Lomele has been a member of the ESOP's

Administrative Committee since 1991 and has served as its Chair since February 1, 1995. He holds a B.S. in Business Administration from the University of San Francisco.

     Bennie J. Anselmo, Jr. has served as Vice President -- Equipment Procurement and Maintenance and Vice President of Alta Equipment, Inc. since November 1990. Mr. Anselmo served as Director of Equipment Procurement for Golden Gate Disposal Company from January 1988 until his transfer to Norcal in November 1990. Mr. Anselmo began his career with Golden Gate Disposal Company in 1963, serving as shop foreman and shop superintendent, among other capacities.

     David A. Cochrane has served since February 1996 as Vice President of Norcal, with responsibility for landfill operations in Northern California, facilities development and technical services. Prior to that Mr. Cochrane served Norcal as Director of Technical Services since October 1994, and as Corporate Manager for Landfill Engineering since April 1993. Since November 1996, Mr. Cochrane as served as Vice President of Alta Environmental Services, Inc., a subsidiary that markets certain types of landfill space to third parties, and as Vice President of B&J Drop Box, subsidiary that owns a landfill in Vacaville, CA, and Western Placer Recovery, Inc., a subisdiary that operates a landfill in Roseville, CA. Before joining Norcal in April 1993, Mr. Cochrane served since April 1990 as an executive manager for Emcon Associates, an environmental and engineering consulting firm that has provided services to the waste industry, including Norcal and its subsidiaries. He holds a B.A. in Geology from Humboldt State University.

     Jon D. Braslaw has served as Controller since July 1996. Prior to that time, Mr. Braslaw served as Assistant Controller from April to July 1996, and as Manager of Financial Reporting since January 1995. Before joining Norcal in November 1989, Mr. Braslaw was Controller of the Santa Barbara Metropolitan Transit District. He holds a B.A. in Economics from the University of California at Santa Barbara.

     Kenneth James Walsh has been an employee of Norcal since 1965. During this period, Mr. Walsh has performed extensive operations functions. Mr. Walsh has worked at seven Norcal subsidiary companies, and has been the Division Manager of Southern California since 1990. He is responsible for overall management of the contracts with San Bernardino and San Diego Counties. Mr. Walsh is currently Vice President and District Manager of Norcal/San Bernardino, Inc., the subsidiary that administers the Company's San Bernardino County operations, and Norcal/San Diego, Inc., the subsidiary that administers the Company's San Diego County operations, and Vice President and General Manager of Norcal Waste Solutions, Inc.

     Archie L. Humphrey has served as Division Manager for all Northern California operations except San Francisco operations, Integrated Environmental Systems, a subsidiary that owns and operates a medical waste incinerator, and Northern California landfills since November 1996 and is a Vice President of 14 subsidiaries of the Company. Mr. Humphrey has also been a member of the Administrative Committee of the ESOP since 1986 and its Secretary since 1992. From August 1995 to November 1996, Mr. Humphrey served as Division Manager for North Coast operations of the Company. Mr. Humphrey served as a Regional Manager for the Company's Solano County operations from October 1992 until August 1995 and as a director of the Company from November 1991 until February 1996. He began his career with Vacaville Sanitary in 1982. Mr. Humphrey holds a B.A. in Sociology from California State University at Sacramento.

     Gale R. Kaufman became a director of Norcal in July 1996. Since 1987, Ms. Kaufman has been the president of Kaufman Campaign Consultants, a political campaign and consulting firm. From 1992 to 1995, she was the Director of the Speaker's Office of Majority Services of the California State Assembly. Since May 1993, she has provided certain consulting services to Norcal, including overall campaign responsibility in connection with Norcal's defeat of certain City of San Francisco ballot initiatives. Ms. Kaufman has a B.A. in Political Science from George Washington University.

     John B. Molinari has served as a director of Norcal and its predecessor since 1986 and as Chairman of the Board since December 1990. From 1948 to 1953, Mr. Molinari served as a judge of the San Francisco Municipal Court; from 1953 to 1962, he served as a judge of the San Francisco Superior Court; and from 1962 to 1977, he served as a Justice on the California Court of Appeal. He has been an attorney in private practice since 1977. He serves on the board of directors of Redwood Bank and is a member of its compensation committee.

     H. Welton Flynn has served as a director of Norcal since December 1991. From 1949 until the present, Mr. Flynn has been the sole proprietor of an accounting firm located in San Francisco. Since January 1996, he has served as a member of The Public Transportation Commission of the City and County of San Francisco. Mr. Flynn was appointed to the Public Utilities Commission for the City and County of San Francisco in 1970 and served as its President for more than five terms before retiring in 1991.

     Each executive officer of Norcal is appointed by, and serves at the pleasure of, the Board of Directors. There are no family relationships among executive officers or directors of Norcal.

Board of Directors

     Number of Directors and Term of Office. Norcal's Bylaws currently fix the authorized number of directors of Norcal at five. All directors hold office until the next annual meeting of shareholders and until their successors have been elected. The ESOP (as shareholder) has the power to remove directors at any time. There is currently one vacancy on the Board of Directors.

     Committees of the Board. The Compensation Committee recommends to the Board of Directors the salary, benefit and incentive compensation levels of Norcal's executive officers as well as the contractual provisions of their employment contracts, and administers Norcal's 1990 Stock Option Plan (the "1990 Option Plan"), the 1996 Employee Stock Incentive Plan (the "1996 Employee Plan") and the 1996 Executive Stock Incentive Plan (the "1996 Stock Plan"), including determination of grants of options, prescribing the terms and provisions of the options, construing and interpreting the 1990 Option Plan, the 1996 Employee Plan and the 1996 Stock Plan and establishing and amending rules and regulations related thereto. The members of the Compensation Committee are Messrs. Molinari and Flynn. The Audit Committee recommends the firm of independent certified public accountants to be appointed to audit Norcal's financial statements, reviews the scope and results of the audit, reviews with management Norcal's interim and year-end operating results, considers the adequacy of the internal accounting controls and audit procedures of Norcal and reviews the non-audit services to be performed by the independent accountants. The members of the Audit Committee are Messrs. Flynn and Molinari.

     Compensation of Directors. Directors who are employees of Norcal or its subsidiaries do not receive additional compensation for their services as directors of Norcal. For services as a non-employee director during fiscal year 1996, John B. Molinari, H. Welton Flynn and Gale R. Kaufman were each paid $19,750, $18,000 and $3,500, respectively. Each non-employee director receives an annual retainer of $18,000 and a payment of $1,000 plus expenses for each board meeting attended and $1,000 plus expenses for each committee meeting attended that is held at a different time or place than a board meeting. Non-employee directors are also eligible to receive option grants under the 1996 Non-Employee Director Stock Option Plan. All directors are eligible to receive option grants under the 1996 Stock Plan and the 1996 Employee Plan.

     Compensation Committee Interlocks and Insider Participation in Compensation Decisions. Messrs. Molinari and Flynn were appointed to the Compensation Committee in May 1992. Neither has ever been an officer or employee of Norcal or any of its subsidiaries. Mr. Sangiacomo, President and Chief Executive Officer of Norcal participates fully with the committee members in recommending to Norcal's Board of Directors the salaries, benefits and incentive compensation for Norcal's executive officers, excluding his own.

ITEM 11. EXECUTIVE COMPENSATION

     Summary Compensation Table. The following table provides certain summary information concerning the compensation paid or accrued during the three fiscal years ended September 30, 1996 to Norcal's Chief Executive Officer and to each of the four other most highly compensated executive officers of Norcal who received compensation in excess of $100,000 during the last completed fiscal year (the "Named Executive Officers"):

                           SUMMARY COMPENSATION TABLE

                                                                    OTHER       SECURITIES         ALL
                                                                    ANNUAL      UNDERLYING        OTHER
                                   FISCAL    SALARY   BONUS(A)   COMPENSATION    OPTIONS     COMPENSATION(C)
   NAME AND PRINCIPAL POSITION      YEAR      ($)       ($)          ($)         (NUMBER)          ($)
---------------------------------- ------   --------  --------   ------------   ----------   ---------------
Michael J. Sangiacomo.............  1996     350,000  147,500        --           960,000             --(d)
  President and Chief               1995     333,846  175,000        --            --             94,582
  Executive Officer                 1994     279,230  150,000        --            --             42,277
Donald M. Moriel..................  1996     275,578  100,000      68,615         300,000         35,856(e)
  Executive Vice President and      1995     261,539  110,000        --            --             31,247
  Chief Operating Officer           1994     214,230  100,000        --            --             14,286
Mark R. Lomele....................  1996     128,233   50,000        --            65,000(b)          --(d)
  Acting Chief Financial Officer,   1995     117,066   42,000        --            --             44,288
  Treasurer and Vice President      1994     109,078   40,000        --            --             18,344
Kenneth James Walsh...............  1996     154,617   40,000        25,502        35,000(b)          --(d)
  Division Manager --               1995     120,990   38,000        --            --             20,160
  Southern California               1994     113,708   80,000        --            --             29,530
Archie L. Humphrey................  1996     135,013   30,500        --            75,000(b)          --(d)
  Division Manager --               1995     105,926   32,000        --            --             69,336
  Northern California               1994     100,041   25,000        --            --             29,257

---------------
(a) Bonuses are indicated for the fiscal year in which they were earned based on the achievement of certain business plan targets.

(b) Options set forth below for fiscal year 1996 include certain options that were granted during fiscal year 1997 with respect to employment during fiscal year 1996.

(c) Unless otherwise indicated in a note to this table, this amount consists primarily of increases in the value of the individual's ESOP account as a result of an allocation of additional shares of Norcal's Common Stock to such account as well as an increase in the estimated fair market value per share of such stock. This figure also includes premiums paid by Norcal on behalf of the Named Executive Officers for group life insurance during each of the years indicated, pro-rated for partial years of service.

(d) Amounts representing increases in the value of the individual's ESOP account are not presently calculable. See footnote (c).

(e) Represents amounts earned with respect to a deferred annuity to be paid as part of the Deferred Compensation and Stock Option Plan (as hereinafter defined). Mr. Moriel will also receive compensation relating to the increase in the value of his ESOP account (see footnote (c)). This amount is not presently calculable.

     Employment Contracts and Termination of Employment and Change-in-Control Arrangements. Norcal has employment contracts with various executive officers and key employees.

     In April 1996, Norcal entered into a new employment agreement with Mr. Sangiacomo, its President and Chief Executive Officer. Under the agreement, Mr. Sangiacomo will initially receive a salary of $350,000 per year and be eligible to participate in the Short-Term Incentive Bonus Plan. In addition, Mr. Sangiacomo will receive insurance and other benefits and perquisites generally available to Norcal's executive employees.

     Mr. Sangiacomo will be entitled to certain severance payments (i) if his employment is terminated constructively or without cause after a change in control of Norcal or (ii) if he resigns at any time more than

12 months but less than 13 months after a change in control of Norcal. Such severance benefits would, under certain circumstances, include payment of an amount equal to twice his average total annual compensation for the two previous years.

     Norcal has granted Mr. Sangiacomo a nonqualified stock option pursuant to its 1996 Stock Plan to purchase Common Stock consisting of three series, with each series being for 320,000 shares. The initial exercise price for all shares is $4.89. The exercise price for the Series B and C shares will be subject to adjustment on October 1, 1996, and, with respect to the Series C shares only, on October 1, 1997, to the fair market value of the stock on such date (but in no event less than the initial exercise price of $4.89 per share). Each Series generally will vest over four years, with the first vesting to occur for Series A, B and C options on September 30 of 1996, 1997 and 1998, respectively. This vesting schedule will be partially accelerated if Norcal achieves certain financial, operational and strategic objectives, including an initial public offering. Under certain circumstances, the option will vest completely if there is a change in control (a "Control Event") of Norcal. Generally, a Control Event will be deemed to have occurred if: (i) a third party (other than an employee benefit plan or an entity controlled by the Company) acquires 25% or more of Norcal's voting securities (or 35% or more if Norcal has not had an initial public offering of Common Stock and the ESOP owns more than 50% of Norcal's voting securities); (ii) persons who are directors of Norcal as of the date of this prospectus (the "Incumbent Board") cease to constitute a two-thirds majority of Norcal's board of directors (provided that any director whose nomination or election is approved by a two-thirds majority of the Incumbent Board shall be considered a member of the Incumbent Board); (iii) a merger or like event involving Norcal is consummated unless, among other things, Norcal shareholders immediately before such event own immediately following such event at least 75% of the voting securities of the resulting corporation; (iv) Norcal is liquidated or dissolved; or (v) substantially all of Norcal's assets are sold.

     As long as Mr. Sangiacomo remains employed by Norcal, he may exercise any option in a Series any time within seven years after the exercise price has been fixed for that Series with respect to shares that have vested.

     In June 1996, Norcal entered into a new employment agreement with Mr. Moriel, its Chief Operating Officer. Under the agreement, Mr. Moriel will initially receive a salary of $275,000 per year, with $50,000 of such annual salary deferred pursuant to the Deferred Compensation and Stock Option Plan (defined below). Mr. Moriel will be eligible to participate in the Short-Term Incentive Bonus Plan. In addition, Mr. Moriel will receive insurance and other benefits and perquisites generally available to Norcal's executive employees.

     Pursuant to the agreement, Mr. Moriel will retire in 1999 and will receive a retirement annuity pursuant to the Deferred Compensation and Stock Option Plan which, together with certain pension payments, will result in aggregate payments to Mr. Moriel of $50,000 per year. Upon his retirement, Mr. Moriel has agreed to enter into a consulting agreement with Norcal, with a term of five years and with a minimum annual payment of $50,000. Mr. Moriel will also receive certain other post-retirement benefits, including health insurance for himself and his dependents.

     Mr. Moriel will be entitled to certain severance benefits if (i) his employment is terminated without cause and (ii) he signs a release relating to certain claims. Such severance benefits would include, until the earlier of 18 months after his employment termination or May 1999, payment of an amount equal to his average annual compensation (salary plus bonus) for the two previous years.

     Norcal granted Mr. Moriel a nonqualified stock option under the Deferred Compensation and Stock Option Plan to purchase up to 300,000 shares of Common Stock at an exercise price of $4.89 per share. The option will vest as follows: with respect to 90,000 shares, on each of September 30, 1996, 1997, and 1998, and with respect to 30,000 shares, on May 27, 1999. The option will vest completely upon Mr. Moriel's termination as a result of disability or death. Subject to certain provisions of the Deferred Compensation and Stock Option Plan, Mr. Moriel may exercise his option with respect to the shares that have vested at any time on or before September 30, 2002.

     In April 1996, the Board of Directors adopted a severance pay policy (the "Severance Policy") which would be triggered by a change in control of Norcal. The program covers up to ten key employees of the Company (but not Messrs. Sangiacomo and Moriel). Each employee covered by the Severance Policy will receive an amount equal to his current base salary if there is a change in control of Norcal and the employee is constructively terminated or terminated without cause within 13 months after such change in control. The Company has not designated any specific employees to be covered by the Severance Policy at this time.

     Short-Term Incentive Bonus Plan. In April 1996, the Company adopted a Short-Term Incentive Bonus Plan (the "1996 Bonus Plan") providing variable cash bonuses for up to approximately 70 of the Company's executive and management employees (including the Named Executive Officers). Under the 1996 Bonus Plan, cash bonuses will be based on a percentage of each participant's base salary, with such percentages varying depending on how closely Norcal (or its regional operations, as the case may be) achieves specific financial, operational and strategic objectives. No bonuses will be paid unless the Company's profit before taxes exceeds the aggregate amount of bonuses due to be paid pursuant to the 1996 Bonus Plan. Depending on the employee, cash bonuses will range from 5% to 30% of base salary if 85% of the target is achieved to between 20% and 120% of base salary if 120% of the target is achieved. With respect to fiscal year 1996, the Company has retained the discretion to reduce such bonuses by up to 50%. The Board of Directors may, from time to time, modify the 1996 Bonus Plan for any period after September 30, 1996.

     1996 Executive Stock Incentive Plan ("1996 Stock Plan"). Pursuant to Norcal's 1996 Stock Plan, up to 2,887,500 shares of Common Stock have been set aside to satisfy awards that may be granted to officers, employees or directors of the Company or its affiliates. Awards may consist of incentive or nonqualified stock options, restricted stock, stock appreciation rights, performance awards and dividend equivalent rights. The 1996 Stock Plan will expire in January 2006.

     The 1996 Stock Plan is administered by a committee of non-employee directors (currently, the Compensation Committee), which has the power to determine when and to whom awards will be granted and the terms of each award. The terms of any award will be set forth in an award agreement, which may modify or delete provisions of the 1996 Stock Plan that would otherwise apply to such award or which may contain other terms and restrictions not set forth in the 1996 Stock Plan.

     With respect to awards of options, the committee has authority to determine
(i) the number of shares of Common Stock that may be purchased pursuant to each option, (ii) the option's vesting provisions, (iii) the exercise price (provided in general that the exercise price for shares must be at least 85% of the fair market value of the shares as of the grant date), (iv) the term of such option and (v) such other terms as the committee determines.

     The 1996 Stock Plan generally provides that, upon a Control Event, all outstanding options will become immediately and fully exercisable, and optionholders may surrender any option to the extent not yet exercised in exchange for a cash payment.

     With limited exceptions, transfers of shares of Common Stock acquired pursuant to the 1996 Stock Plan are subject to the Company's right of first refusal, which right will terminate upon the consummation of the Company's first public offering of Common Stock. In addition, upon termination of a participant's employment, the Company will have an assignable option to repurchase any shares of Common Stock awarded to a participant pursuant to the 1996 Stock Plan.

     Unless a particular award agreement provides otherwise, participants who violate certain noncompetition and confidentiality provisions in the 1996 Stock Plan are subject to certain forfeiture provisions with respect to their options or shares.

     Effective April 1996, Messrs. Molinari and Flynn, who are non-employee directors, were each awarded an option to purchase up to 15,000 shares of Common Stock under the 1996 Stock Plan at an exercise price of $4.89 per share.

     1996 Employee Stock Incentive Plan (the "1996 Employee Plan"). Pursuant to the 1996 Employee Plan, up to 5,260,500 shares of Common Stock (less any such shares set forth in awards granted pursuant to the 1996 Stock Plan, the 1990 Option Plan, the Non-Employee Director Plan and the Deferred Compensation and Stock Option Plan) have been set aside to satisfy awards that may be granted to officers, employees or directors of the Company or its affiliates. Awards may consist of incentive or nonqualified stock options, restricted stock, stock appreciation rights, performance awards and dividend equivalent rights. The 1996 Employee Plan will expire in December 2006.

     The 1996 Employee Plan is administered by a committee of non-employee directors (currently, the Compensation Committee), which has the power to determine when and to whom awards will be granted and the terms of each award. The terms of any award will be set forth in an award agreement, which may modify or delete provisions of the 1996 Employee Plan that would otherwise apply to such award or which may contain other terms and restrictions not set forth in the 1996 Employee Plan.

     With respect to the awards of options, the committee has authority to determine (i) the number of shares of Common Stock that may be purchased pursuant to each option, (ii) the option's vesting provisions (provided that the rate of vesting must be at least 20% per year over five years from the date the option is granted), (iii) the exercise price (provided in general that the exercise price for shares must be at least 85% of the fair market value of the shares as of the grant date), (iv) the term of such option (provided that the term of an option may not be greater than ten years from the date of grant thereof) and (v) such other terms as the committee determines.

     The 1996 Employee Plan generally provides that, in the event of certain changes in control, the committee, in its sole discretion, may take a variety of actions (including acceleration of unvested options) with respect to outstanding awards that it considers to be in the best interests of the Company.

     With limited exceptions, transfers of shares of Common Stock acquired pursuant to the 1996 Employee Plan are subject to the Company's right of first refusal, which right will terminate upon the consummation of the Company's first public offering of Common Stock. In addition, upon termination of a participant's employment, the Company will have an assignable option to repurchase any shares of Common Stock awarded to a participant pursuant to the 1996 Employee Plan, which option will terminate upon the consummation of the Company's first public offering of Common Stock.

     Unless a particular award agreement provides otherwise, participants who violate certain noncompetition, confidentiality and other provisions in the 1996 Employee Plan are subject to certain forfeiture provisions with respect to their options or shares.

     Messrs. Lomele, Humphrey, Walsh, Braslaw, Cochrane and Anselmo, who are employees of the Company and/or certain subsidiaries, were each awarded an option with respect to their employment during fiscal year 1996, to purchase up to 65,000, 75,000, 35,000, 20,000, 30,000 and 15,000 shares of Common Stock, respectively, under the 1996 Employee Plan at an exercise price equal to the greater of (i) $4.89 per share or (ii) 85% of the fair market value of the shares of Common Stock as of the date of grant (as such value is determined by the Compensation Committee). These options have a seven-year term (commencing September 30, 1996) and vest over four years.

     Deferred Compensation Stock Option Plan. Pursuant to Norcal's Deferred Compensation and Stock Option Plan (the "Deferred Compensation and Stock Option Plan"), (i) up to 300,000 shares of Common Stock have been set aside to satisfy the award of an unqualified stock option to Mr. Moriel; (ii) Mr. Moriel will defer $50,000 per year of his annual salary (as described above) (the "Deferred Compensation"); and (iii) Mr. Moriel will be entitled to receive a retirement annuity (the "Retirement Annuity"), payable quarterly until his death, in the amount of $50,000 per year, less the aggregate amount of benefits he receives from other retirement plans of Norcal, excluding the ESOP benefit.

     The Deferred Compensation and Stock Option Plan is currently administered by the Compensation Committee, which has the power to interpret the plan.

     Generally, in the event that (i) there is a merger, consolidation or other reorganization in which Norcal is not the surviving entity or becomes a subsidiary of another corporation, (ii) there is a sale of all or substantially all of Norcal's assets, (iii) there is a sale of more than 50 percent of Norcal's outstanding stock to one or more persons who are not shareholders of Norcal or (iv) there is a dissolution or liquidation of Norcal (the transactions referred to in clauses (i)-(iv) are each referred to herein as a "Corporate Transaction"), Norcal is obligated to (i) require the successor entity to (A) assume Mr. Moriel's option or (B) substitute a comparable option of such successor entity (or any of, its affiliated entities), or (ii) notify Mr. Moriel at least 30 days before a Corporate Transaction occurs so that he will have an opportunity to purchase all or part of his vested shares prior to the consummation of such Corporate Transaction, at which time Mr. Moriel's option will be cancelled.

     Shares acquired pursuant to the exercise of the option granted under the Deferred Compensation and Stock Option Plan are subject to certain restrictions on transfers. In addition, with certain exceptions, transfers of such shares are subject to Norcal's right of first refusal, which right will terminate upon the consummation of Norcal's first public offering of Common Stock. Upon the later of Mr. Moriel's termination of employment and the term of his option, Norcal will have an assignable option to repurchase shares of Common Stock awarded to Mr. Moriel pursuant to the Deferred Compensation Stock Option Plan.

     The Deferred Compensation and Stock Option Plan provides that if Mr. Moriel violates certain noncompetition and confidentiality provisions in such plan, he will be subject to forfeiture provisions with respect to his options, shares purchased thereunder and the Retirement Annuity.

     Mr. Moriel's Deferred Compensation will accrue interest at the rate of 8 percent per year, compounded quarterly. Norcal will distribute such Deferred Compensation to Mr. Moriel at the rate of $30,000 per year beginning with the first day of the calendar quarter following termination of his employment with Norcal for any reason.

     1996 Non-Employee Director Stock Option Plan. Pursuant to Norcal's 1996 Non-Employee Director Stock Option Plan (the "Non-Employee Director Plan"), up to 175,000 shares of Common Stock have been set aside to satisfy awards to non-employee directors of Norcal. Upon becoming a director, each future participant will be awarded an option to purchase 35,000 shares of Common Stock, which option will become exercisable in three equal, annual installments, beginning on the first anniversary of the date of grant. Each such option will have a term of seven years and an exercise price equal to the Common Stock's fair market value on the date of grant. Unless otherwise provided in the applicable award agreement, options granted under the Non-Employee Director Plan will become immediately exercisable upon a Control Event. Effective January 1996, Messrs. Molinari and Flynn, who are non-employee directors, were each awarded an option to purchase up to 35,000 shares of Common Stock under the Non-Employee Director Plan at an exercise price of $4.89 per share. In July 1996, Ms. Kaufman, a non-employee director, was also granted an option to purchase up to 35,000 shares of Common Stock under the Non-Employee Director Plan at an exercise price of $4.89 per share. The Non-Employee Director Plan is administered by Norcal's Board of Directors.

     1990 Stock Option Plan ("1990 Option Plan"). Pursuant to Norcal's 1990 Option Plan, options to purchase a maximum of 1,898,000 shares of Common Stock may be issued to officers, employees, independent contractors and directors of Norcal, its subsidiaries and/or its affiliates. Of that amount, options to purchase a maximum of 600,000 shares of Common Stock may be granted to directors of Norcal, including directors who are also employees of Norcal. Under the 1990 Option Plan, incentive stock options that meet the requirements of Section 422 of the Code may be granted to the officers and employees of Norcal, its subsidiaries and/or certain of its affiliates. The 1990 Option Plan is currently administered by the Compensation Committee of the Board of Directors, which has the power to determine to whom options will be granted, the terms of each option and to interpret the plan.

     The exercise price of any stock option may not be less than 100% of the fair market value of the Common Stock on the date the option is granted. If the Common Stock is not publicly traded on the date of grant of an option, fair market value may be computed in good faith by the Board of Directors or a Committee thereof, but shall not be less than the fair market value reflected in the most recent year-end independent appraiser's valuation report received by the ESOP Administrative Committee. Unless otherwise provided in the option grant, shares acquired pursuant to the exercise of options become vested over a period of five years from the date of grant and are subject to certain restrictions on transfer, unvested shares may be repurchased by Norcal upon termination of the optionee's employment or engagement with Norcal (or its subsidiaries) at the exercise price the optionee originally paid for such shares and all shares purchased pursuant to the exercise of options are subject to repurchase by Norcal under certain circumstances. Generally, in the event (i) there is a merger, consolidation or other reorganization as a result of which Norcal is not the surviving corporation or becomes a subsidiary of another corporation and (ii) the surviving corporation does not agree to assume all options granted under the 1990 Option Plan (or to issue options equivalent thereto), then such options will become immediately exercisable and shares purchased pursuant to them will immediately vest.

     As of September 30, 1996, options to purchase 242,750 shares of Common Stock were outstanding under the 1990 Option Plan, at an exercise price of $7.04 per share. No options were granted or exercised under the 1990 Option Plan during the 1996 fiscal year. The following table provides certain information with respect to options outstanding during fiscal year 1996, for the Named Executive Officers. No stock appreciation rights ("SARs") were outstanding during such period.

                          OPTION GRANTS IN FISCAL 1996

                                        NUMBER OF     % OF TOTAL
                                        SECURITIES      OPTIONS
                                        UNDERLYING    GRANTED TO
                                         OPTIONS     EMPLOYEES IN    EXERCISE                  GRANT DATE
                                         GRANTED        FISCAL        PRICE       EXPIRATION  PRESENT VALUE
                 NAME                    (NUMBER)       YEAR(D)       ($/SH)        DATE         ($)(F)
--------------------------------------  ----------   -------------   --------     ---------   -------------
Michael J. Sangiacomo(a)..............   320,000          14.6%       $ 4.89      September     320,000
                                                                                   30, 2002
                                         320,000          14.6%       $ 4.89(a)   September     370,000
                                                                                   30, 2003
                                         320,000          14.6%       $ 4.89(a)   September     410,000
                                                                                   30, 2004
Donald M. Moriel(b)...................   300,000          13.7%       $ 4.89      September     300,000
                                                                                   30, 2002
Mark R. Lomele(c).....................    65,000           3.0%       $ 4.89(e)   September      80,000
                                                                                   30, 2003
Kenneth James Walsh(c)................    35,000           1.7%       $ 4.89(e)   September      40,000
                                                                                   30, 2003
Archie L. Humphrey(c).................    75,000           3.4%       $ 4.89(e)   September      90,000
                                                                                   30, 2003

---------------
(a) Mr. Sangiacomo's lump-sum multi-year option was granted pursuant to the 1996 Executive Stock Incentive Plan. The option is a non-qualified stock option. The option consists of three series, each for 320,000 shares. The exercise price for the Series A shares will remain at $4.89. The exercise price for the Series B shares is subject to adjustment as of October 1, 1996, and the exercise price for the Series C shares is subject to adjustment as of October 1, 1997, to the fair market value of the stock on any such date (but in no event less than the initial exercise price of $4.89). Each series generally will vest over four years, with the first vesting to occur for Series A, B and C options on September 30 of 1996, 1997 and 1998, respectively. Vesting may be partially accelerated based upon achievement of particular financial, operational and strategic objectives, including an initial public offering. Under certain circumstances, the option will vest completely if there is a change of control of Norcal. With certain exceptions, additional vesting ceases upon termination of employment. Each series terminates seven years after the exercise price has been fixed for that series. Mr. Sangiacomo may purchase all or any portion of the shares in each series, whether vested or unvested, on or after the respective initial vesting date for each such series. Upon a termination of Mr. Sangiacomo's employment, the Company will have an assignable option to repurchase any such shares. The Company's repurchase option with respect to vested shares will terminate upon an initial public offering.

(b) Mr. Moriel's lump-sum multi-year option was granted pursuant to the Deferred Compensation and Stock Option Plan. Pursuant to an employment agreement, Mr. Moriel will retire in 1999. The option is a non-qualified stock option. The option expires on September 30, 2002. The option will vest as follows: 30% will vest on each of September 30, 1996, 1997 and 1998, and 10% will vest on May 27, 1999. Vesting of the option (1) accelerates upon termination of Mr. Moriel's employment due to death or disability and (2) with certain exceptions, ceases upon termination of employment for any other reason. Upon the later of Mr. Moriel's termination of employment and the term of the option, the Company will have an assignable option to repurchase all or any portion of the shares acquired by Mr. Moriel pursuant to exercise of the option.

(c) Options granted to Messrs. Lomele, Walsh and Humphrey were granted pursuant to the 1996 Employee Plan. Each of the options is a non-qualified option and expires on September 30, 2003. Each option will vest as follows: 20% will vest on each of September 30, 1997, and 1998, and 30% will vest on each of September 30, 1999, and 2000. Exercise price for each option is the greater of (i) $4.89 per share or (ii) 85% of the fair market value of the shares of Common Stock of the date of grant. In the event of a change in control, the Compensation Committee, in its sole discretion, may take a variety of actions with respect to the options that it considers to be in the best interests of the Company. The Company will have an assignable option upon termination of an individual's employment to repurchase any such shares. The Company's repurchase option with respect to vested shares will terminate upon an initial public offering.

(d) Calculations below include certain options granted to two former executive officers of the Company during fiscal year 1996 in respect of 400,000 shares of Common Stock in the aggregate, which options were terminated.

(e) Exercise price for these options is equal to the greater of (i) $4.89 per share or (ii) 85% of the fair market value of the shares of Common Stock as of the date of grant (as such value is determined by the Compensation Committee).

(f) Grant Date Present Value was computed using the Black-Scholes option pricing model. The calculations utilize certain assumptions, including the following:

           (i) the volatility is assumed to be zero as the Company's Common Stock is not publicly traded as of the date hereof;

           (ii) the risk-free rate of return for each grant is assumed to be the U.S. Treasury zero-coupon bond rate for bonds with maturities consistent with the expected time of exercise of each grant;

          (iii) the dividend yield is assumed to be zero;

           (iv) the stock price is assumed to be $4.89, which is as of September 30, 1995, the date of the most recently completed valuation;

           (v) the time of exercise for each option grant listed above is assumed to be the last vesting date of each such grant plus one year, except that the time of exercise with respect to each series of options is assumed to be the last vesting date plus one year for each series. The additional year is used in the option pricing model to compensate for the stock price used in the model which is as of September 30, 1995, the date of the most recently completed valuation; and

           (vi) the value of the options was discounted by 3% per year to account for assumed forfeitures.

                AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                    AND FISCAL YEAR END OPTION & SAR VALUES

                                                                                       $ VALUE OF UNEXERCISED
                                                            NUMBER OF OUTSTANDING                IN-
                                                 VALUE     UNEXERCISED OPTIONS/SARS   THE-MONEY OPTIONS/SARS AT
                              SHARES ACQUIRED   REALIZED      AT FISCAL YEAR-END         FISCAL YEAR-END(A)
            NAME                IN EXERCISE       ($)      EXERCISABLE/UNEXERCISABLE  EXERCISABLE/UNEXERCISABLE
----------------------------  ---------------   --------   ------------------------   -------------------------
Michael J. Sangiacomo.......         0              0           139,000/896,000                  0/0
Donald M. Moriel............         0              0            95,000/210,000                  0/0
Mark R. Lomele..............         0              0            10,000/65,000                   0/0
Kenneth James Walsh.........         0              0             3,000/35,000                   0/0
Archie L. Humphrey..........         0              0            10,000/75,000                   0/0

---------------
(a) These values are not presently calculable.

     Pension Plans. The Norcal Waste Systems, Inc. Defined Benefit Pension Plan (the "Norcal Pension Plan") is a defined benefit pension plan maintained for certain employees of Norcal and its subsidiaries. Most of the other employees of Norcal and its subsidiaries are covered by certain collective bargaining agreements or by the Envirocal, Inc. Retirement Plan (the "Envirocal Retirement Plan"), the plan covering certain former employees of Envirocal, Inc., one of Norcal's predecessors, and certain of Envirocal's subsidiaries. The Norcal Pension Plan is funded as required by ERISA and does not require employee contributions. Full vesting generally is obtained after five years of vesting service. The calculation of annual retirement benefits is generally based upon years of service and average annual compensation for the five consecutive calendar years that produce the highest such average. Compensation used in determining retirement benefits generally consists of an employee's total annual earnings, including overtime pay and bonuses.

     The following table shows the estimated annual retirement benefit payable on normal retirement at age 62 for unmarried employees (or a married employee who elects a single life annuity) at specified compensation levels with various years of service for the Norcal Pension Plan:

                           NORCAL PENSION PLAN TABLE

                                      YEARS OF SERVICE
                       ----------------------------------------------
   REMUNERATION          15          20          25        30 OR MORE
-------------------    -------     -------     -------     ----------
$ 50,000               $ 8,250     $11,000     $13,750      $ 16,500
$ 65,000                10,725      14,300      17,875        21,450
$ 75,000                12,375      16,500      20,625        24,750
$ 85,000                14,025      18,700      23,375        28,050
$125,000                20,625      27,500      34,375        41,250
$150,000 and above      24,750      33,000      41,250        49,500

     Covered compensation is total cash compensation but not including any payment for automobile, moving or living allowances, or employee expense reimbursements, which corresponds to the amounts listed in the Summary Compensation Table set forth above under the columns "Salary" and "Bonus" plus certain payouts by the Company in respect of accrued vacation. Any amounts in excess of limitations pursuant to Section 401(a)(17) of the Code are excluded. The annual benefit estimates computed for this table are Single Life Benefits and are not subject to deductions for Social Security or other offset amounts.

     As of September 30, 1996, the Named Executive Officers had the following estimated credited years of service under the Norcal Pension Plan: Mr. Sangiacomo, 7.75 years; Mr. Moriel, 4.33 years; Mr. Lomele, 8.00 years; Mr. Walsh, 8.00 years; and Mr. Humphrey, 10.00 years.

     Mr. Sangiacomo is eligible also to receive a retirement benefit from the Envirocal Retirement Plan, due to his past employment with Envirocal. The Envirocal Retirement Plan also is funded as required by ERISA and does not require employee contributions. The calculation of monthly retirement benefits is generally based upon years of service and average monthly compensation for the 60 months (whether or not consecutive) that produce the highest such average. Compensation used in determining retirement benefits generally consists of an employee's total earnings, including overtime pay and bonuses. Covered compensation is total cash compensation but not including any payment for automobile, moving or living allowances, employee expense reimbursements, or payment in lieu of unused vacation or sick leave. Any amounts in excess of limitations pursuant to Section 401(a)(17) of the Code are excluded.

     As of September 30, 1996, Mr. Sangiacomo had an estimated 5.17 years of credited services under the Envirocal Retirement Plan. The estimated annual retirement benefit to which he will be entitled under the Envirocal Retirement Plan is $16,383. That estimate is computed as a Single Life Benefit and is not subject to deduction for Social Security or other offset amounts.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information with respect to the beneficial ownership of Norcal's Common Stock as of December 15, 1996 by (i) each person known to Norcal to beneficially own 5% or more of Norcal's Common Stock, (ii) each director of Norcal, (iii) the Named Executive Officers, and
(iv) all directors and executive officers of Norcal as a group.

                                                    SHARE BENEFICIALLY OWNED NUMBER
                                              -------------------------------------------
                                                             STOCK OPTIONS
                                                 ESOP         EXERCISABLE
            BENEFICIAL OWNER(A)               ACCOUNT(B)      IN 60 DAYS         TOTAL        PERCENT
--------------------------------------------  ----------     -------------     ----------     -------
Norcal Waste Systems, Inc. ESOP(c)..........  24,134,973              0        24,134,973      100.0%
Michael J. Sangiacomo.......................      37,251        139,000           176,251        *
Donald M. Moriel............................       9,601          5,000            14,601        *
Mark R. Lomele..............................      15,666(d)      10,000            25,666(d)     *
Kenneth James Walsh.........................      20,966          3,000            29,966        *
Archie L. Humphrey..........................      26,823         10,000            36,823        *
John B. Molinari............................           0         12,500            12,500        *
H. Welton Flynn.............................           0              0                 0        *
Gale R. Kaufman.............................           0              0                 0        *
All executive officers and directors as a
  group (11 persons)........................  24,134,973(e)     217,500        24,337,473(e)   100.0%

---------------

 *  Less than 1%.

(a) Except as otherwise indicated in the notes to this table, the address of each beneficial owner of more than 5% of the Common Stock is c/o Norcal Waste Systems, Inc., Five Thomas Mellon Circle, San Francisco, California 94134.

(b) As ESOP participants, the individuals named in the table have shared voting power, but no investment power, over the shares of Common Stock allocated to such individuals' ESOP account, unless they are members of the ESOP Administrative Committee. See note (c) below. The ESOP account includes allocated shares as of September 30, 1996.

(c) The Trustee of the ESOP is Imperial Trust Company (the "ESOP Trustee"), 456 Montgomery Street, Suite 600, San Francisco, California 94104. An aggregate of 24,134,973 shares of Common Stock were held by the ESOP Trustee as of September 30, 1996, of which approximately 16,411,881 had been allocated to the accounts of individual ESOP participants, including officers of Norcal. All of the shares held by the ESOP Trustee are currently voted in most matters as determined by the Administrative Committee of the ESOP. However, in certain matters the ESOP participants direct the ESOP Trustee to vote the shares allocated to their respective accounts. Therefore, the members of the Administrative Committee currently have shared voting and investment power with respect to all shares held by the ESOP Trustee. None of the members of the Administrative Committee has sole voting power over any shares, but as ESOP participants they have shared voting power over the shares allocated to their individual ESOP accounts. The members of the Administrative Committee, and the number of shares of Common Stock that were allocated to their respective ESOP accounts as of September 30, 1995 are as follows: Archie L. Humphrey, 26,823 shares; John A. Legnitto, 2,001 shares; and Mark R. Lomele, 15,666 shares. In addition, Messrs. Humphrey and Lomele hold options to purchase 10,000 and 10,000 shares of Common Stock, respectively, that are currently exercisable, with an exercise price of $7.04 per share, substantially higher than the fair market value of Norcal's Common Stock as of September 30, 1996. With respect to each member of the ESOP Administrative Committee, the number of such shares in the member's individual ESOP account, together with those subject to stock options currently exercisable, represent less than 1% of the outstanding shares of Common Stock as of September 30, 1996.

(d) Excludes all shares of Common Stock held by the ESOP Trustee deemed to be beneficially owned by Mr. Lomele as a result of his membership on the ESOP Administrative Committee which exercises shared voting and investment power with respect to such shares (see notes (c) above and (e) below), but includes those shares of Common Stock held by the ESOP Trustee for the benefit of Mr. Lomele as ESOP participant (see note (b) above).

(e) Includes all shares of Common Stock held by the ESOP Trustee because Mark R. Lomele is an executive officer of Norcal as well as a member of the Administrative Committee of the ESOP with shared voting and investment power with respect to such shares (see note (c) above).

The ESOP

     The Norcal Waste Systems, Inc. Employee Stock Ownership Plan and Trust (the "ESOP") owns all of Norcal's outstanding shares of common stock. The ESOP is an employee stock ownership plan intended to qualify under Sections 401(a) and 4975(e)(7) of the Code. The ESOP was adopted effective as of October 1, 1985 and acquired the outstanding shares of Norcal in three separate transactions.

  Trustee and Administrative Committee; Control of Norcal by the ESOP

     The assets of the ESOP are held in trust under a trust agreement with the ESOP Trustee. An Administrative Committee (the "Committee") that is appointed by and serves at the pleasure of the Board of Directors is responsible for the operation and administration of the ESOP, including the ESOP's activities as sole shareholder of Norcal. Under ERISA, the Committee members are fiduciaries and as such must act for the exclusive benefit of the employee participants under the ESOP. The current members of the Committee are Archie L. Humphrey, John A. Legnitto and Mark R. Lomele. Mr. Lomele, Chair of the Committee, is an officer of Norcal. Mr. Humphrey is Secretary of the Committee. All of the Committee members are employees of the Company. Norcal has agreed to indemnify members of the Committee against any liability arising out of an alleged breach by a member in the performance of his or her fiduciary duties, except those resulting from a member's own gross negligence or willful misconduct. Norcal also carries insurance against costs and liability arising from a member's breach or alleged breach of fiduciary duty.

     The ESOP Trustee has granted the Committee a proxy to vote all shares held by the ESOP. The Committee elects Norcal's Board of Directors, may remove these directors, and votes with respect to certain corporate transactions requiring or presented for shareholder approval. However, with respect to any corporate matter that requires a shareholder vote and constitutes a merger, consolidation, recapitalization, reclassification, liquidation, dissolution, sale of substantially all assets of a trade or business or such similar transactions as may be specified in U.S. Treasury Department regulations, voting instructions are to be solicited from ESOP participants with respect to shares allocated to their accounts. The Committee determines the voting of any unallocated shares and any allocated shares for which ESOP participants do not provide voting instructions. Because a significant number of shares are unallocated (7,723,092 shares or 32.0% of outstanding stock), currently the Committee may be able to exercise a significant influence over such matters. If Norcal's capital stock becomes registered under the Exchange Act, each ESOP participant will be able to direct voting of those shares allocated to his or her account and the Committee will have responsibility for voting only unallocated or undirected shares. The sale of any shares of Norcal Common Stock by the ESOP requires the approval of the Board of Directors.

  Distributions

     In-Service Withdrawals. Each participant who has attained age 55 and has participated in the ESOP for at least ten years is entitled to make in-service withdrawals with respect to common stock acquired by the ESOP after December 31, 1986, and allocated to his or her ESOP account ("Post-1986 Shares"). An eligible participant will be entitled to withdraw up to a total of 25% of his or her Post-1986 Shares during the first five years of the election period and will be entitled to withdraw up to a total of 50% of his or her Post-1986 Shares during the sixth year of the election period. It is expected that withdrawals will be paid in cash. As of the date hereof, the ESOP held 11,654,973 Post-1986 Shares.

     Post-Termination Distributions. Except for the in-service withdrawals described above, a vested participant is not entitled to begin receiving a distribution of his or her ESOP accounts until after his or her employment has terminated. The Committee generally determines the time and manner of distributions, subject to certain limitations. Distributions may be made in a lump sum or in substantially equal annual installments over a period not exceeding five years. Norcal expects that the ESOP's distributions will continue to be paid in cash. Norcal is obligated to repurchase any shares of its common stock that may be distributed by the ESOP to participants following withdrawal, retirement or termination.

  Norcal Contributions and Allocations

     Norcal may make contributions to the ESOP in the form of cash, cancellation of indebtedness (on the various loans that Norcal has made to the ESOP (the "ESOP Loans") or newly issued shares of common stock, in such amounts as may be determined annually by the Board of Directors. The ESOP may use cash contributions to make payments on the ESOP Loans, to make distributions of benefits to participants (or beneficiaries) or to invest in investments other than common stock of Norcal. Contributions to the ESOP are allocated each plan year to those participants who complete at least 1,000 hours of service during the plan year and are employed on September 30 (or who retire, become disabled or die during the plan year). Of 24,134,973 total shares, 7,723,092 shares were unallocated as of September 30, 1996.

     To the extent that the ESOP utilizes cash contributions from Norcal to repay the ESOP Loans, the contribution will result in no net cash outlay by Norcal. Moreover, such contributions to the ESOP are generally tax-deductible.

     The Credit Agreement and the Indenture relating to the Senior Notes expressly permit Norcal to make contributions to the ESOP in order for the ESOP to pay cash benefits due to retired, terminated or withdrawing ESOP participants and/or to repurchase Norcal common stock distributed to such participants. To the extent Norcal contributes funds to the ESOP for this purpose or is obligated to repurchase common stock distributed to participants, Norcal will have less cash available to make payments on its outstanding indebtedness. Furthermore, the amount Norcal may contribute to the ESOP to fund such ESOP distribution obligations (or may use to repurchase common stock distributed by the ESOP) will increase significantly in the future as the Company's workforce ages and retires, as additional shares of common stock are allocated to participants, or if the value of the common stock increases. Such an increase in contributions would reduce the amount of cash available for other purposes, including to make debt service payments.

  The ESOP Loans

     In 1986 and 1987 Norcal's predecessors lent a total of $127.7 million to their respective employee stock ownership plans in connection with the acquisition of each of the predecessors by their respective ESOPs and merger of the two predecessor companies. The ESOP's indebtedness to Norcal was amended and restated pursuant to a Third Amended and Restated Loan Agreement dated as of September 30, 1992 by and between Norcal and the ESOP (the "Old ESOP Loan Agreement"). In 1990, in connection with the Excel Transaction, Norcal loaned $10.7 million to the Excel ESOP pursuant to a loan agreement (as amended, the "Excel ESOP Loan Agreement"), which amount became indebtedness of the ESOP upon the merger of the Excel ESOP into the ESOP. At September 30, 1995 the Company reflected on its balance sheet amounts owed by the ESOP to Norcal of $47.8 million pursuant to the Old ESOP Loan Agreement and the Excel ESOP Loan Agreement.

     In connection with the Refinancing, the ESOP's indebtedness reflects, among other things, Norcal's funding of the ESOP's retirement of the ESOP Notes, repayment of all amounts owed under the Old Credit Agreement, and incurrence of new indebtedness by the Company pursuant to the Refinancing. At September 30, 1996, the outstanding principal balance owed to Norcal was $68.8 million. The ESOP and Norcal have entered into a Fourth Amended and Restated ESOP Loan Agreement, effective as of October 1, 1995, whereby the ESOP will repay such outstanding indebtedness, plus unpaid accrued interest at the rate of seven percent (7.0%) per annum, in thirteen equal installments of approximately $9.8 million each as of September 30 of each year, beginning in 1996 and ending in 2008. In addition, the ESOP will prepay such outstanding indebtedness, without penalty, to the extent that Norcal makes contributions to the ESOP for the purpose of making such prepayments. The ESOP's repayment of principal and interest on such outstanding indebtedness may not exceed the sum of Norcal's contributions to the ESOP for the purpose of making such repayments, plus any cash dividends paid on Norcal's common stock held by the ESOP and earnings on Norcal contributions to the ESOP, less any repayments made by the ESOP in prior years.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Consulting Arrangements with Kaufman Campaign Consultants

     Kaufman Campaign Consultants ("KCC"), of which Ms. Kaufman, a director of Norcal, is President and sole shareholder, is party to a consulting agreement with the Company, effective May 1, 1996, pursuant to which KCC has agreed to provide the Company with certain consulting services in the areas of political matters, public affairs, media and public relations. The agreement has a term of one year and provides for a monthly fee of $9,500. Pursuant to previous arrangements and the current consulting agreement with the Company, KCC received $69,288 and $78,800 in fees during Norcal's fiscal years ended September 30, 1996 and 1995, respectively, for consulting services provided to the Company during such periods.

Agreements with Certain Former Officers

     Norcal and Mr. Broderson, a former officer of Norcal, have entered into a Separation Agreement and Release of Claims (the "Separation Agreement"), effective as of March 15, 1996, relating to Mr. Broderson's resignation, as of January 19, 1996, as an officer of Norcal and member of the Pension Investment and Administration Committee. Pursuant to the provisions of the Separation Agreement, Mr. Broderson is entitled to receive, among other things, approximately $237,000 from Norcal as severance compensation, over the 15-month period commencing March 15, 1996. The Separation Agreement also contains provisions requiring Norcal to use its best efforts to provide, to the same extent that any other former officer is provided such coverage, insurance coverage for Mr. Broderson as a named insured and named fiduciary under Norcal's Director and Officer liability and fiduciary liability insurance policies.

     On July 15, 1996, David J. Pacini resigned as Director and Executive Vice President Corporate of the Company, and Robert J. Corbolotti resigned as Senior Vice President, Chief Financial Officer and Treasurer of the Company and Chief Financial Officer of those subsidiaries for which Mr. Corbolotti served as an officer. Mr. Pacini and Mr. Corbolotti have entered into consulting agreements with the Company pursuant to which each of them is required to provide certain transition and consulting services to the Company for a period of two years. Mr. Pacini's consulting agreement provides for a consulting fee of $200,000 for the first year of such agreement and $50,000 during the second. Mr. Corbolotti's consulting agreement provides for a consulting fee of $150,000 for the first year of such agreement and $50,000 during the second. Both consulting agreements also contain, among other terms, noncompetition and confidentiality provisions. The consulting agreements replace employment and stock option agreements pursuant to which Messrs. Pacini and Corbolotti would have received annual base compensation and a grant of stock options of $277,500 and 200,000 shares and $202,500 and 200,000 shares, respectively.

Directors and Officers Insurance

     Norcal carries insurance indemnifying its directors and officers against certain liabilities that may arise by reason of their status or service as directors or officers of Norcal and its affiliates and as ERISA fiduciaries, to the extent they may so act.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM 8-K

(a) 1.   Financial Statements

        Report of KPMG Peat Marwick LLP, Independent Auditors

        Consolidated statements of income for each of the three years in the period ended September 30, 1996

        Consolidated balance sheets as of September 30, 1996 and 1995

        Consolidated statements of stockholder's equity (deficit) for each of the three years in the period ended September 30, 1996

        Consolidated statements of cash flows for each of the three years in the period ended September 30, 1996

        Notes to Consolidated Financial Statements

     2.   Financial Statement Schedules

        Included in Part IV of this report:

        Schedule II Valuation and Qualifying Accounts and Reserves

             All other schedules are omitted because they are not required, or are not applicable, or the information is included in the consolidated financial statements or notes to consolidated financial statements.

     3.   Exhibits

        EXHIBIT                                     DESCRIPTION
        -------     ---------------------------------------------------------------------------
          3.1       Articles of Incorporation of Norcal Waste Systems, Inc.+
          3.2       Restated Bylaws of Norcal Waste Systems, Inc.+
          4.1       Indenture between Norcal Waste Systems, Inc. and IBJ Schroder Bank & Trust
                    Company dated as of November 21, 1995+
          4.3       Form of the 12 1/2% Series B Notes due 2005+
         10.1       Norcal Waste Systems, Inc. Employee Stock Ownership Plan, as amended and restated as of October 1, 1993 (the "ESOP")+
                    - Amendment No. 1, dated effective October 1, 1993, executed December 29,
                    1994+
                    - Amendment No. 2, dated effective February 1, 1995, executed April 27,
                    1995+
                    - Amendment No. 3, dated effective October 1, 1993, executed September 28,
                    1995+
                    - Amendment No. 4, dated effective November 17, 1995+
         10.2       Employee Stock Ownership Trust Agreement between Norcal Solid Waste
                    Systems, Inc. (now "Norcal Waste Systems, Inc.," hereinafter referred to as
                    "Norcal") and Imperial Trust Company, dated March 15, 1990+*
         10.4       Revolving Credit Agreement by and among Norcal, certain of Norcal's subsidiaries (the "Guarantors"), The First National Bank of Boston, and the
                    Banks named on Schedule 1 therein, dated as of November 21, 1995+
                    - First Amendment to Revolving Credit Agreement, dated December 1, 1995+
         10.5       Security Agreement by and among Norcal, the Guarantors and The First
                    National Bank of Boston, dated as of November 21, 1995+
         10.6       Pledge Agreement by and among Norcal, the Guarantors and The First National
                    Bank of Boston, dated as of November 21, 1995+
         10.7       Partnership Pledge Agreement by and among Norcal, the Guarantors and The
                    First National Bank of Boston, dated as of November 21, 1995+

        EXHIBIT                                     DESCRIPTION
        -------     ---------------------------------------------------------------------------
         10.8       Collateral Assignment of Permits and Contracts by and among Norcal, the
                    Guarantors and the First National Bank of Boston, dated as of November 21,
                    1995+
         10.9       Purchase Agreement between Norcal, Bear, Stearns & Co. Inc. and Montgomery
                    Securities, dated November 15, 1995+
         10.10      A/B Exchange Registration Rights Agreement by and among Norcal, the
                    Subsidiary Guarantors named therein, Bears, Stearns & Co. Inc. and
                    Montgomery Securities, dated as of November 21, 1995+
         10.11      Memorandum of Material Settlement Terms between Norcal, the ESOP, and the
                    Settling Plaintiffs named therein, dated August 9, 1995+
         10.12      Master Finance Lease between Caterpillar Financial Services Corporation and
                    Alta Equipment Leasing Co., Inc., dated as of December 21, 1994+
         10.13      Master Lease Agreement between Heller Financial Leasing, Inc. and Norcal, dated June 30, 1994+
         10.14      Lease Agreement between OB-1 Associates, as landlord, and Norcal, as tenant, for premises located at 5 Thomas Mellon Circle, San Francisco, CA, dated April 4, 1989+
                    - Amendment to Lease, dated effective January 15, 1990+
                    - Amendment to Lease, dated effective April 1, 1990+
                    - Third Amendment to Lease, dated effective January 15, 1991+
         10.16      Employment Agreement with Donald M. Moriel dated as of June 4, 1996+*
         10.17      Separation Agreement between Norcal and Richard C. Broderson effective as of March 15, 1996+*
         10.18      Norcal Amended & Restated 1990 Stock Option Plan, effective July 23, 1990, as amended August 10, 1990+*
         10.20      Form of Indemnity Agreement (separate agreements were executed by Norcal and each of John B. Molinari, H. Welton Flynn, Archie L. Humphrey and
                    Michael J. Sangiacomo as of February 27, 1992)+*
         10.21      Agreement to Terminate Indemnification Trust and Modify Indemnity Agreement
                    between Norcal and M. Sangiacomo, H. Flynn, J. Molinari, A. Humphrey and W.
                    Graham, dated as of October 16, 1995+*
         10.22      Waste Disposal Agreement between Oakland Scavenger Company and City and
                    County of San Francisco and Sanitary Fill Company, dated January 2, 1987+
         10.23      Agreement in Facilitation of Waste Disposal Agreement between City and
                    County of San Francisco and Sanitary Fill Company, dated January 2, 1987+
         10.24      1996 Employee Stock Incentive Plan*
         10.25      1996 Executive Stock Incentive Plan, as amended*
         10.26      1996 Non-Employee Director Stock Option Plan+*
         10.27      Restated Consulting Agreement between Norcal and Robert Corbolotti dated
                    July 19, 1996+*
         10.28      Restated Consulting Agreement between Norcal and David Pacini dated July
                    19, 1996+*
         10.29      Short-Term Incentive Bonus Plan+*
         10.30      Employment Agreement between Norcal and Michael J. Sangiacomo, dated as of
                    January 22, 1996, as amended+*
         10.31      Employment Agreement between Norcal and Robert Corbolotti, dated as of June
                    24, 1996, effective as of January 22, 1996, as amended+*
         10.32      Employment Agreement between Norcal and David Pacini, dated as of June 24,
                    1996, effective as of January 22, 1996, as amended+*
         10.33      Option Agreement between Norcal and Michael J. Sangiacomo dated as of June
                    24, 1996, as amended+*
         10.34      Option Agreement between Norcal and David Pacini, dated as of June 24,
                    1996, effective as of January 22, 1996, as amended+*
         10.35      Option Agreement between Norcal and Robert Corbolotti, dated as of June 24,
                    1996, effective as of January 22, 1996, as amended+*

        EXHIBIT                                     DESCRIPTION
        -------     ---------------------------------------------------------------------------
         10.36      Summary of Material Terms of Severance Policy for Certain Key Employees+*
         10.37      Fourth Amended and Restated Loan Agreement by and between Norcal and the
                    ESOP, effective as of October 1, 1995+
         10.38      Consulting Agreement between Norcal and Kaufman Campaign Consultants dated
                    May 16, 1996+*
         10.39      Deferred Compensation and Stock Option Plan+*
         10.40      Stock Option Agreement dated as of April 4, 1996, between Norcal and John
                    B. Molinari+*
         10.41      Stock Option Agreement dated as of January 12, 1996, between Norcal and
                    John B. Molinari*
         10.42      Stock Option Agreement dated as of April 4, 1996, between Norcal and H.
                    Welton Flynn+*
         10.43      Stock Option Agreement dated as of January 12, 1996, between Norcal and H.
                    Welton Flynn*
         10.44      Stock Option Agreement dated as of July 16, 1996, between Norcal and Gale
                    Kaufman*
         10.45      Second Amendment to Revolving Credit Agreement (Exhibit 10.4 above), dated
                    November 26, 1996
         10.46      Form of Option Agreement in respect of 1996 Employee Stock Incentive Plan*
         12.1       Calculation of Ratio of Earnings to Fixed Charges
         21.1       Subsidiaries of Norcal
         24.1       Powers of Attorney
         27.1       Financial Data Schedule

---------------
+   Identically numbered exhibit to the Company's Registration Statement on From
     S-4 (File No. 33-80777); incorporated herein by reference.

*   Management contract or compensatory plan or arrangement.

Exhibits available upon request to the Company.

(b) Reports on Form 8-K.

    None.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: December 27, 1996
                                          NORCAL WASTE SYSTEMS, INC.

                                          By: /s/  MICHAEL J. SANGIACOMO

                                            ------------------------------------
                                            Michael J. Sangiacomo
                                            President, Chief Executive Officer
                                              and
                                            Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

 /s/  MICHAEL J. SANGIACOMO                 President, Chief Executive       December 27, 1996
 -----------------------------------------  Officer and Director
 MICHAEL J. SANGIACOMO
 /s/  MARK R. LOMELE                        Acting Chief Financial           December 27, 1996
 -----------------------------------------  Officer, Treasurer and Vice
 MARK R. LOMELE                             President
 /s/  JON D. BRASLAW                        Controller                       December 27, 1996
 -----------------------------------------
 JON D. BRASLAW
 /s/  GALE R. KAUFMAN                       Director                         December 27, 1996
 -----------------------------------------
 GALE R. KAUFMAN
 /s/  JOHN B. MOLINARI                      Director                         December 27, 1996
 -----------------------------------------
 JOHN B. MOLINARI
 /s/  H. WELTON FLYNN                       Director                         December 27, 1996
 -----------------------------------------
 H. WELTON FLYNN

                           NORCAL WASTE SYSTEMS, INC.

           SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                                                       BALANCE AT
                                                       BEGINNING    CHARGES TO                BALANCE AT
                                                        OF YEAR      EXPENSE     DEDUCTIONS   END OF YEAR
                                                       ----------   ----------   ----------   -----------
YEAR ENDED SEPTEMBER 30, 1996
  Allowance for Doubtful Accounts....................   $  1,277     $  1,275     $    941      $ 1,611
                                                         =======       ======      =======      =======
  Insurance..........................................   $ 10,269     $ 10,236     $  7,897      $12,608
  Post Retirement Benefit Obligations................     34,917          554        1,076       34,395
  Litigation, Claims and Related Matters.............      2,995           --        2,181          814
  Property and Other Reserves........................      2,940           --        1,157        1,783
                                                         -------       ------      -------      -------
  Total..............................................   $ 51,121     $ 10,790     $ 12,311      $49,600
                                                         =======       ======      =======      =======
YEAR ENDED SEPTEMBER 30, 1995
  Allowance for Doubtful Accounts....................   $  1,472     $    879     $  1,074      $ 1,277
                                                         =======       ======      =======      =======
  Insurance..........................................   $  6,585     $  5,880     $  2,196      $10,269
  Post Retirement Benefit Obligation.................     35,094          830        1,007       34,917
  Litigation, Claims and Related Matters.............      5,141           --        2,146        2,995
  Property and Other Reserves........................      8,610           --        5,670        2,940
                                                         -------       ------      -------      -------
  Total..............................................   $ 55,430     $  6,710     $ 11,019      $51,121
                                                         =======       ======      =======      =======
YEAR ENDED SEPTEMBER 30, 1994
  Allowance for Doubtful Accounts....................   $  1,743     $    819     $  1,090      $ 1,472
                                                         =======       ======      =======      =======
  Insurance..........................................   $  6,797     $  3,808     $  4,020      $ 6,585
  Post Retirement Benefit Obligation.................     34,438        1,658        1,002       35,094
  Litigation, Claims and Related Matters.............      9,964           --        4,823        5,141
  Property and Other Reserves........................      8,741           --          131        8,610
                                                         -------       ------      -------      -------
  Total..............................................   $ 59,940     $  5,466     $  9,976      $55,430
                                                         =======       ======      =======      =======

     Supporting schedules other than the above have been omitted because they are not applicable or not required or because the information to be set forth therein is included in the financial statements or notes thereto herein.

                               INDEX OF EXHIBITS

NUMBER                                         DESCRIPTION
------       --------------------------------------------------------------------------------
10.24        1996 Employee Stock Incentive Plan
10.25        1996 Executive Stock Incentive Plan, as amended
10.41        Stock Option Agreement dated as of January 12, 1996, between Norcal and John B.
             Molinari
10.43        Stock Option Agreement dated as of January 12, 1996, between Norcal and H.
             Welton Flynn
10.44        Stock Option Agreement dated as of July 16, 1996, between Norcal and Gale
             Kaufman
10.45        Second Amendment to Revolving Credit Agreement, dated November 26, 1996
10.46        Form of Option Agreement in respect of 1996 Employee Stock Incentive Plan
12.1         Calculation of Ratio of Earnings to Fixed Charges
21.1         Subsidiaries
24.1         Powers of Attorney
27.1         Financial Data Schedule (EDGAR only)