Form 10-Q
period 1996-12-31
NORCAL WASTE SYSTEMS INC
filed 1997-02-14
CIK 932923

This Quarterly Report is filed by Norcal Waste Systems, Inc.
               pursuant to certain contractual requirements and not
                 pursuant to the Securities Exchange Act of 1934
                    and the rules and regulations thereunder.

                               QUARTERLY REPORT

                For the quarterly period ended December 31, 1996

                           NORCAL WASTE SYSTEMS, INC.
             (Exact name of company as specified in its charter)

           CALIFORNIA                           94-2922974
  -------------------------------          ---------------------
  (State or other jurisdiction of            (I.R.S. Employer
   incorporation or organization)           Identification No.)

Five Thomas Mellon Circle, Suite 304
    San Francisco, California                      94134
---------------------------------------    ---------------------
(Address of principal executive offices)        (Zip Code)

Company's telephone number, including area code:   (415) 330-1000
                                                  ----------------

Norcal Waste Systems, Inc. is currently 100% owned by an employee stock ownership plan.

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date. On February 13,1997, there were 24,134,973 shares of $.01 par value Common Stock outstanding.

NORCAL WASTE SYSTEMS, INC. AND SUBSIDIARIES
(a wholly owned subsidiary of the Norcal Waste Systems, Inc.
Employee Stock Ownership Plan and Trust)

CONSOLIDATED BALANCE SHEETS
(in thousands)
(unaudited)
                                                      December 31,   September 30,
                                                         1996         1996
                                                      ------------   -------------
Assets
Current assets:
  Cash                                                    $7,264       $14,378
  Marketable securities                                    5,552         6,889
  Trust accounts, current portion                          4,066         4,066
  Accounts receivable, less allowance for doubtful
    accounts of $1,771 at December 31, 1996 and $1,611
    at September 30, 1996                                 39,661        39,120
  Parts and supplies                                       2,520         2,434
  Prepaid expenses                                         4,412         3,836
                                                        --------      --------
      Total current assets                                63,475        70,723
                                                        --------      --------

Property and equipment:
  Land                                                    42,868        42,691
  Landfills                                               24,481        24,481
  Buildings and improvements                              43,020        43,189
  Vehicles and equipment                                 109,007       107,822
  Construction in progress                                 5,515         4,412
                                                        --------      --------
      Total property and equipment                       224,891       222,595
  Less accumulated depreciation and amortization          88,377        85,448
                                                        --------      --------
      Property and equipment, net                        136,514       137,147
                                                        --------      --------

Franchises, permits and other intangibles, net            78,850        76,166
Trust accounts                                            25,407        24,209
Prepaid pension costs                                      2,887         3,090
Deferred financing costs, net                              9,267         9,636
Other assets                                                 232           264
                                                        --------      --------
      Total other assets                                 116,643       113,365
                                                        --------      --------
                                                        $316,632      $321,235
                                                        ========      ========

<F1>
See accompanying notes to consolidated financial statements.

NORCAL WASTE SYSTEMS, INC. AND SUBSIDIARIES
(a wholly owned subsidiary of the Norcal Waste Systems, Inc.
Employee Stock Ownership Plan and Trust)

CONSOLIDATED BALANCE SHEETS
(in thousands)
(unaudited)
                                                      December 31,   September 30,
                                                         1996            1996
                                                      ------------   -------------
Liabilities and Stockholder's Equity
Current liabilities:
  Current portion:
    Long-term debt                                          $322           $354
    Capital lease obligations                                960            935
  Accounts payable                                         8,052         12,133
  Accrued expenses                                        40,542         44,632
  Deferred revenues                                        3,011          2,722
  Other accrued liabilities                                5,059          5,091
                                                        --------       --------
      Total current liabilities                           57,946         65,867
                                                        --------       --------
Long-term debt                                           174,018        172,386
Obligations under capital leases                           2,815          3,065
Deferred income taxes                                     12,043         12,503
Landfill closure liability                                19,124         18,668
Postretirement medical benefits                           33,232         33,318
Other liabilities                                          9,227          9,311
                                                        --------       --------
      Total liabilities                                  308,405        315,118
                                                        --------       --------
Commitments and contingencies
Stockholder's equity:
  Common stock, $.01 par value; 100,000,000 shares
    authorized;
    24,134,973 shares issued and outstanding                 241            241
  Additional paid-in-capital                             166,378        166,378
  Accumulated deficit                                   (112,961)      (112,915)
  Unrealized gains and losses on securities                 (137)           581
                                                        --------       --------
                                                          53,521         54,285
Less net scheduled contribution to the ESOP              (45,294)       (48,168)
                                                        --------       --------
      Total stockholder's equity                           8,227          6,117
                                                        --------       --------
                                                        $316,632       $321,235
                                                        ========       ========

<F1>
See accompanying notes to consolidated financial statements.

NORCAL WASTE SYSTEMS, INC. AND SUBSIDIARIES
(a wholly owned subsidiary of the Norcal Waste Systems, Inc.
Employee Stock Ownership Plan and Trust)

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands)
(unaudited)

                                           Three Months Ended
                                               December 31
                                             1996      1995
                                           --------  --------
Revenues                                    $75,121   $67,603
Cost of operations:
  Operating expenses                         54,799    46,461
  Depreciation and amortization               4,631     4,738
  ESOP compensation expense                   3,441     1,751
  General and administrative                  7,784     6,974
                                           --------   -------
    Total cost of operations                 70,655    59,924

Operating income                              4,466     7,779

  Interest expense                           (6,255)   (5,213)
  Gain/(loss) on dispositions, net               10       (88)
  Settlement of litigation                        -    (3,648)
  Other income/(expense)                       1733      (139)
                                            -------   -------
    Loss from operations before income
      taxes and extraordinary item              (46)   (1,409)
Income tax expense                                -         -
                                            -------   -------
    Loss before extraordinary item              (46)   (1,409)
Extraordinary gain on early extinguishment
  of long-term debt net of $0 income taxes        -    31,379
                                            -------   -------
    Net income (loss)                          $(46)  $29,970
                                            =======   =======

<F1>
See accompanying notes to consolidated financial statements.

NORCAL WASTE SYSTEMS, INC. AND SUBSIDIARIES
(a wholly owned subsidiary of the Norcal Waste Systems, Inc.
Employee Stock Ownership Plan and Trust)

CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY
For the three months ended December 31, 1996
(in thousands)
(unaudited)
                                                                              Unrealized        Net
                                                    Additional                gains and     scheduled
                                  Common Stock       paid-in    Accumulated   losses on    contribution
                                Shares     Amount    capital      deficit     securities   to the ESOP     Total
Balances,
  September 30, 1996           $24,135       $241    $166,378    ($112,915)         $581     ($48,168)      $6,117
Contributions to reduce
  ESOP debt, net                     -          -           -            -             -        2,874        2,874
Net loss                             -          -           -          (46)            -            -          (46)
Net activity on available
  for sale securities                -          -           -            -          (718)           -         (718)
                               -------  ---------   ---------   ----------    ----------    ---------    ---------
Balances, December 31, 1996    $24,135       $241    $166,378    ($112,961)        ($137)    ($45,294)      $8,227
                               =======  =========   =========   ==========    ==========    =========    =========

<F1>
See accompanying notes to consolidated financial statements.

NORCAL WASTE SYSTEMS, INC. AND SUBSIDIARIES
(a wholly owned subsidiary of the Norcal Waste Systems, Inc.
Employee Stock Ownership Plan and Trust)

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)
                                                            Nine Months Ended
                                                               December 31
                                                             1996      1995
                                                            -----------------
Cash flows from operating activities:
  Net income (loss)                                            ($46)  $29,970
    Extraordinary gain on early extinguishment of
    long-term debt                                                -   (31,379)
                                                          ---------  --------
      Loss before extraordinary gain                            (46)   (1,409)
  Adjustments to reconcile net income to net cash
    (used in) provided by operating activities:

    Depreciation and amortization                             4,631     4,738
    ESOP compensation expense                                 3,441     1,751
    Senior notes interest and amortized financing costs      (5,338)    2,548
    Other                                                    (1,402)     (195)
    Changes in assets and liabilities, net of
      effects of acquisitions and dispositions               (4,238)   (7,406)
                                                          ---------  --------
        Net cash provided by operating activities            (2,952)       27
                                                          ---------  --------
Cash flows from investing activities:
  Acquisitions of property and equipment                     (2,677)   (4,981)
  Payment for business acquired                              (2,556)        -
  Proceeds from dispositions                                     84       558
  Withdrawals from trust accounts                                 -     6,818
  Withdrawals from restricted cash                                -     2,736
  Proceeds from the sales of marketable securities            1,350         -
  Other                                                          30      (143)
                                                          ---------  --------
        Net cash (used in) provided by
          investing activities                               (3,769)    4,988
                                                          ---------  --------
Cash flows from financing activities:
  Proceeds from senior debt                                       -   170,172
  Principal payments on long-term debt and capitalized
    leases                                                     (393)  (96,770)
  Principal payments on subordinated debt                         -   (73,061)
  Proceeds from long-term debt and capitalized leases             -       676
  Deferred financing costs                                        -    (8,741)
                                                          ---------  --------
        Net cash (used in)provided by
          financing activities                                 (393)   (7,724)
                                                          ---------  --------

Net decrease in cash                                         (7,114)   (2,709)
Cash, beginning balance                                      14,378     8,416
                                                          ---------  --------
Cash, ending balance                                         $7,264    $5,707
                                                          =========  ========
  Supplemental schedule of net cash paid for:

    Interest                                                $11,726      $938
                                                          =========  ========
    Income taxes                                                  -    $1,941
                                                          =========  ========

<F1>
See accompanying notes to consolidated financial statements.

NORCAL WASTE SYSTEMS, INC. AND SUBSIDIARIES
(a wholly owned subsidiary of the Norcal Waste Systems, Inc.
Employee Stock Ownership Plan and Trust)

Notes to Consolidated Financial Statements

(1) General

The interim consolidated financial statements presented herein include Norcal Waste Systems, Inc. ("Norcal") and its subsidiaries (collectively, Norcal and its subsidiaries are referred to herein as the "Company"). These interim consolidated financial statements should be read in conjunction with the Company's consolidated financial statements and the notes thereto, which include information as to significant accounting policies, for the year ended September 30, 1996. Such interim consolidated financial statements are unaudited but, in the opinion of management, reflect all adjustments necessary (consisting of items of a normal recurring nature) for a fair presentation of the Company's interim financial position, results of operations, and cash flows. Results of operations for interim periods are not necessarily indicative of those of a full year.

(2) Nature of Business

	Through its subsidiaries, the Company provides integrated waste services to residential, commercial, municipal and industrial customers in California. The Company's services include refuse collection, recycling and other waste diversion, transfer station and hauling operations, operation of Company-owned landfills and third party landfill management services (including engineering and construction management services). The Company continues to be, with limited exceptions, the sole provider of commercial and residential refuse collection for the City and County of San Francisco.

(3) Business Acquisition

On November 18, 1996, the Company completed the acquisition of substantially all of the assets of a solid waste business in Butte County. Results of operations of this entity have been included in the consolidated financial statements from the acquisition date. The Company paid $2.6 million in cash and issued a note with a face value of $2.0 million repayable over 20 years at 6.5% interest. The note has been discounted to $1.7 million to yield an imputed rate of 8.75%. The purchase price was allocated to the assets acquired based on estimates of their relative fair value. As a result, the financial information included in the Company's consolidated financial statements is subject to adjustment prospectively as subsequent revisions to the fair value, if any, are determined.

(4) Long-term Debt

         Long-term debt at December 31, 1996 and September 30, 1996 is summarized as follows:

                                    (in thousands)


                                                      December 31    September 30
                                                      -----------    ------------

Senior Notes due November 15, 2005, interest
 at 13.0% adjusting to 13.5% by November 16, 1997
 if certain conditions are not met                       $170,460        $170,392
Note payable for business acquired due in monthly
 installments through 2016, interest imputed at 8.75%       1,679               -
Notes payable to former shareholders, due in
 monthly installments through 2017, interest
 at 6% to 8.5%                                                836             850
Other Notes                                                 1,365           1,498
                                                       -----------    -----------
         Total debt                                       174,340         172,740
         Less current portion                                 322             354
                                                       -----------    -----------
Long-term debt                                           $174,018        $172,386
                                                       ===========    ===========

On November 21, 1995, the Company completed a private debt offering of $175.0 million in Senior Notes (the "Senior Notes"). The Senior Notes mature in November 2005 with interest payable semi-annually. The Senior Notes are redeemable at the option of the Company, in whole or in part, at any time during or after November 2000. Prior to this date, the Senior Notes may be partially redeemed in the event of a public offering, or would be required to be redeemed in the event of a change in control of the Company. The Senior Notes are unsecured and will rank pari passu in right of payment to all existing and future senior indebtedness of the Company. The Notes are guaranteed, on a senior unsecured basis, by the Company's wholly-owned subsidiaries. The Indenture governing the Senior Notes contains provisions which, among other things, (i) limit the Company's and its subsidiaries' ability to declare or pay dividends or other distributions (other than dividends or distributions payable to Norcal or any wholly owned subsidiary of Norcal),
(ii) limit the purchase, redemption or retirement of capital stock and (iii) limit the incurrence of additional debt. In September 1996, the Company completed the exchange of all of its outstanding privately-placed Senior Notes for Senior Notes with identical terms and provisions, which exchange was registered under the Securities Act of 1933. The interest rate on the Senior Notes is currently 13.0% and will increase .25% per annum on each of May 16, 1997 and November 16, 1997 to a maximum of 13.5%. The interest rate reverts to 12.5% if Norcal (in one or more transactions) offers to purchase (whether or not any actual purchases are made) or redeems an aggregate of $25.0 million in principal amount of Senior Notes out of the proceeds of equity sales.

The Company received net proceeds of $170.2 million (after original issue discount of $4.8 million). The Company used the proceeds from the Senior Notes, proceeds from the liquidation of an indemnification trust and cash balances to repay $94.0 million of long-term debt, $2.2 million of capital leases, redeem subordinated notes for $73.1 million and settle litigation of $3.6 million. The recorded value of the subordinated notes was $102.9 million, accordingly the Company recorded an extraordinary gain of $31.4 million in November 1995. Deferred financing costs at December 31, 1996 include commissions and other costs related to the offering and new Credit Agreement (see below) and are amortized over the life of the Senior Notes and new Credit Agreement using the straight-line method.

In conjunction with the private debt offering, the Company entered into a new Credit Agreement (the "Credit Agreement") with a group of lenders and the First National Bank of Boston as Agent. The agreement, as amended in November 1996; provides for a revolving credit facility in an amount of up to $100.0 million (depending upon certain financial ratios), up to $25.0 million of which may be used for letters of credit. At December 31, 1996 the Company had utilized $6.8 million of its credit facility for letters of credit and had availability under the agreement (based on limitations imposed by certain financial ratios) of $28.5 million along with $18.2 million which may be utilized for additional letters of credit.

(5) Guarantee of Securities

Norcal is a holding company and has no independent operations other than those relating to its subsidiaries. The Senior Notes are guaranteed by all wholly owned subsidiaries of Norcal. The guarantees of the guarantors are full, unconditional and joint and several. Separate financial statements of each guarantor have not been presented since management has determined such separate financial statements are not material to investors.

Item II. Management's Discussion and Analysis of Financial
Condition and Results of Operations

The following discussion pertains to the Company's operations for the three months ended December 31, 1996 and 1995 and should be read in conjunction with the Company's September 30, 1996 audited consolidated financial statements contained in the Company's Form 10-K for the fiscal year ended September 30, 1996, and the unaudited consolidated financial statements and related notes thereto included elsewhere herein. On November 21, 1995, the Company issued 12.5% Series A Senior Notes in an aggregate principal amount of $175.0 million, for which it received proceeds, after original issue discount, of approximately $170.2 million (the "Offering") The Company used the proceeds from the Offering (less certain associated expenses), together with certain cash balances, to retire approximately $199.1 million of its then outstanding indebtedness and certain of the ESOP's indebtedness to third parties. Concurrent with the Offering, the Company entered into a new bank credit agreement providing for a revolving credit facility with a maximum availability of $100.0 million, of which up to $25.0 million may be used for letters of credit.

Forward Looking Statements. Those statements followed by an asterisk (*) are forward looking statements. Any such statements should be considered in light of various risks and uncertainties that could cause results to differ materially from expectations, estimates or forecasts expressed. These risks and uncertainties include, but are not limited to: changes in general economic conditions, inability to maintain rates sufficient to cover costs (particularly with respect to the Company's current rate application in San Francisco), inability to obtain timely rate increases, fluctuations in commodities prices, changes in the amount of ESOP compensation expense recorded by the Company, changes in environmental regulations or related laws and competition. The Company does not undertake to update any forward-looking statement that may be made from time to time by it or on its behalf.

Introduction

Norcal Waste Systems, Inc. ("Norcal") and its subsidiaries (collectively referred to herein as the "Company") provide solid waste management services throughout California, including collection, transfer, disposal, landfill management, recycling and other waste services. The Company owns 5 landfills and operates an additional 23 for local government entities. The Company currently serves an estimated 440,000 customers.

The Company's revenues are comprised primarily of fees charged to residential, commercial, municipal and industrial customers for the collection and disposal of solid waste, disposal fees (known as "tipping fees") charged to third party waste collectors who dispose of solid waste at the Company's transfer stations and landfills, fees charged for landfill operations and solid waste systems management activities for third party landfill owners and revenues generated from the sale of recyclable materials.

Operating expenses include labor, disposal fees paid to third parties, fuel, equipment maintenance and rental, engineering, consulting and other professional services and other direct costs of operating collection, recycling, transfer station, hauling and landfill operations. Also included are accruals for future landfill closure, post-closure and corrective action costs, consistent with regulatory requirements. General and administrative expenses include management salaries, administrative and clerical overhead costs, professional services costs and other fees and expenses. ESOP compensation expense reflects in part contributions made by the Company to the ESOP based on the shares to be released. ESOP compensation expense also includes amounts contributed by the Company to the ESOP to fund distributions to retired, terminated or withdrawing participants.

Results of Operations

The following table presents, for the periods indicated, the period to period change in dollars and percentages, along with the percentage relationship to total consolidated revenue:

NORCAL WASTE SYSTEMS, INC. AND SUBSIDIARIES
Summary Statements of Operations
Operating Comparison
(in thousands)
                                           Relationship to
                                           Total Revenues            Period to Period
                                          Three Months Ended              Change
                                             December 31,            December 31, 1996
                                            1996      1995              $           %
                                        -----------------------    ----------------------
Revenues:
  Collection and disposal operations        76.0%     83.7%            $535         0.8%
  Third party landfill management
    services                                19.2%      9.9%           7,730        11.4%
  Recycled commodities sales                 4.8%      6.4%            (747)       -1.1%
                                          -------    ------          ------      -------
    Total revenues                         100.0%    100.0%           7,518        11.1%

Cost of operations:
  Operating expenses                        72.9%     68.7%           8,338        17.9%
  Depreciation and amortization              6.2%      7.0%            (107)       -2.3%
  ESOP compensation expense                  4.6%      2.6%           1,690        96.5%
  General and administrative                10.4%     10.3%             810        11.6%
                                          -------    ------          ------      -------
    Total cost of operations                94.1%     88.6%          10,731        17.9%
                                          -------    ------          ------      -------
Operating income                             5.9%     11.4%          (3,213)      -41.8%

  Interest expense                          -8.3%     -7.7%          (1,042)      -20.0%
  Gain (loss) on dispositions, net           0.0%     -0.1%              98       111.4%
  Settlement of litigation                   0.0%     -5.4%           3,648       100.0%
  Other income (expense)                     2.3%     -0.3%           1,872     1,346.8%
                                          -------    ------          ------     --------
    Loss from operations
      before income taxes and
      extraordinary item                    -0.1%     -2.1%           1,363        96.7%

Income tax expense                           0.0%      0.0%               -           -
                                          -------    ------          ------      -------
    Loss before
     extraordinary item                     -0.1%     -2.1%           1,363        96.7%
                                          -------    ------          ------      -------
Extraordinary gain on early
  extinguishment of long-term
  debt net of $0 income taxes                0.0%     46.4%         (31,379)     -100.0%
                                          -------    ------         -------      -------
    Net income (loss)                       -0.1%     44.3%         (30,016)     -100.2%
                                          =======    ======         =======      =======

Three months ended December 31, 1996 and 1995

Revenues. Revenues for the three months ended December 31, 1996 increased $7.5 million (11.1%) to $75.1 million from $67.6 million for the three months ended December 31, 1995. The increase in revenues was primarily due to higher third-party landfill management services revenues and waste collection and disposal revenues partially offset by lower recycled commodities sales revenues. Third-party landfill management services revenues were higher due to expanded landfill operations and solid waste management activities in San Bernardino County. Waste collection revenues were higher primarily due to operations acquired in mid-November, a new municipal recycling contract and rate increases. Recycling revenues were down, primarily due to lower paper and aluminum commodity prices and the elimination of a recycling program in one franchise area.

Operating expenses. Operating expenses for the three months ended December 31, 1996 increased $8.3 million (17.9%) to $54.8 million from $46.5 million for the three months ended December 31, 1995. As a percentage of revenues, operating expenses increased to 72.9% for the three months ended December 31, 1996 from 68.7% for the three months ended December 31, 1995. The increased costs were primarily due to a ramp up of project and subcontractor related costs associated with the contract for expanded third-party landfill management services in San Bernardino County, including increased costs for new personnel and management infrastructure. In addition payroll and related costs, disposal costs and fuel costs were higher. These costs increased largely due to general price increases and inflationary pressure. These increased operating costs were partially offset by lower recycling purchases due to lower pricing for recyclable commodities.

ESOP compensation expense. ESOP compensation expense is primarily based on the shares allocated as a result of the Company's contribution to the ESOP, along with contributions to fund distributions to retired, terminated and withdrawing participants. ESOP compensation expense increased $1.7 million for the three month period ended December 31, 1996, as compared to the same period in 1995. ESOP compensation expense for the period ended December 31, 1996 included $1.5 million resulting from an anticipated contribution to be made to the ESOP that would allow the ESOP to prepay a portion of its loans to the Company and which would generate income tax benefits for the Company. Similar future contributions may be subject to limitations based on certain financial ratios as contained within the Credit Agreement.* No such accrual was made for the three months ended December 31, 1995 as the Company made a prepaid contribution to the ESOP and recorded a corresponding expense for the entire fiscal year in September 1996.

General and administrative. General and administrative expenses for the three months ended December 31, 1996 increased $0.8 million (11.6%) to $7.8 million from $7.0 million for the three months ended December 31, 1995. As a percentage of revenues, general and administrative expenses increased to 10.4% for the three months ended December 31, 1996 from 10.3% for the three months ended December 31, 1995. The increased costs were due to higher payroll and related costs and other expenses. The increase in payroll and related costs resulted from general wage increases and additional management personnel. Other administrative costs increased as a result of the expanded third party landfill management services activities in San Bernardino County.

Operating income. Operating income decreased $3.2 million (41.8%) to $4.5 million for the three months ended December 31, 1996 from $7.7 million for the three months ended December 31, 1995. As a percentage of revenues, operating income decreased to 5.9% for the three months ended December 31, 1996 from 11.4% for the three months ended December 31, 1995. The primary causes of the decrease in operating income for the three months ended December 31, 1996 were the higher operating and general and administrative expenses, along with the higher ESOP compensation expense as discussed above.

Interest expense. Interest expense increased by $1.1 million (20.0%) to $6.3 million for the three months ended December 31, 1996 from $5.2 million for the three months ended December 31, 1995. The increase is due to the interest associated with the Senior Notes issued in November 1995, along with a higher effective interest rate on the Senior Notes in the current period.

Settlement of litigation. Settlement of litigation for the three months ended December 31, 1995 reflects the payment of $3.6 million made to the holders of certain notes as issued by the ESOP as part of the ESOP noteholder litigation settlement agreement.

Other income (expense). Other income increased by $1.9 million for the three months ended December 31, 1996 from an expense of $0.1 million for the three months ended December 31, 1995. The increase in other income was due to gains from the sale of marketable securities and higher interest earned on cash and trust fund balances during the quarter ended December 31, 1996.

Loss from operations before income taxes and extraordinary item. The Company recorded a loss of $46,000 for the three months ended December 31, 1996 compared to a loss of $1.4 million for the three months ended December 31, 1995. The loss in 1995 was primarily due to the settlement of litigation. The loss for the current period was due to lower operating income as described above partially offset by higher other income.

Extraordinary gain. The Company recorded an extraordinary gain of $31.4 million for the three months ended December 31, 1995 as a result of the early extinguishment of subordinated notes pursuant to the refinancing transaction.

Net income (loss). The Company recorded a small net loss for the three months ended December 31, 1996 compared to net income of $30.0 million for the three months ended December 31, 1995. The net loss for the current period reflected a reduction of operating income resulting from increased expenses and an increase in interest expense offset by an increase in other income. The reduction in operating income included the impact of the ESOP compensation expense as discussed above. The net income for the three months ended December 31, 1995 is primarily attributable to the extraordinary gain.

Liquidity and Capital Resources

The Company's cash requirements consist principally of working capital requirements, interest on outstanding indebtedness, capital expenditures and deposits to trust funds to satisfy certain environmental statutes and regulations. The Company had working capital of $5.5 million at December 31, 1996 compared to $4.9 million at September 30, 1996.

In addition to the improvements in working capital, as part of the refinancing transaction the Company entered into a Credit Agreement that provides for up to $100.0 million of additional borrowings which, subject to certain limitations and covenant restrictions (including financial ratios), can be drawn by the Company to fund ongoing operations, invest in capital equipment and/or facilities and to finance acquisitions. At December 31, 1996 the Company had utilized $6.8 million of its credit facility for letters of credit and had availability under the agreement (based on limitations imposed by certain financial ratios) of $28.5 million along with $18.2 million which may be utilized for additional letters of credit. The Company amended the Credit Agreement in November 1996 primarily to provide additional flexibility under the financial covenants contained therein and increase the Company's ability to incur additional debt (including indebtedness incurred in connection with acquisitions). Changes in availability under the Credit Agreement are a function of, among other things, changes in operating results.

In September 1996, the Company applied for an increase to its collection and disposal rates in the City of San Francisco. In accordance with the rate procedures dictated by the Ordinance, the Director of Public Works (the "Director") held hearings and filed two recommended rate orders (the "Recommended Rate Orders") in December 1996 which provide for a 9.5% increase, which was lower than requested, primarily due to the disallowance of ESOP expense which historically was allowed in the rates. The Company has appealed the Recommended Rate Orders and is currently awaiting the ruling from the Refuse Collection and Disposal Rate Board (the "Rate Board".) The Company expects that by the end of fiscal year 1997 potential availability under the Credit Agreement will be reduced by up to $12.0 million if the Recommended Rate Orders are put into effect without modification by the Rate Board.* Other third parties have also appealed the Recommended Rate Orders and have requested additional reductions in the amount of increase contained therein. If such appeals are successful, the level of rate increase granted to the Company would be further reduced from the amount included in the Recommended Rate Orders, thereby increasing the unfavorable impacts on the Company's liquidity from those described above.* The Company's operating results could also be adversely affected if the Company's appeal is unsuccessful and/or the third party appeals are successful.*

The Indenture governing the Senior Notes contains provisions which, among other things, (i) limit the Company's and its subsidiaries' ability to declare or pay dividends or other distributions (other than dividends or distributions payable to Norcal or any wholly owned subsidiary of Norcal or, in certain cases, the ESOP), (ii) limit the purchase, redemption or retirement of capital stock and (iii) limit the incurrence of certain additional debt. At December 31, 1996, the Company was restricted from incurring additional debt based on covenants in the Indenture (other than additional debt is available under the Credit Agreement or otherwise permitted under the Indenture).

Cash Flow from Operating Activities. Cash used in operating activities was $3.0 million for the three months ended December 31, 1996 compared to cash provided of $27,000 for the same period last year. The decrease was due to the semi-annual payment of accrued interest on the Senior Notes of $11.4 million on November 15, 1996, partially offset by lower income tax payments, a lower operating loss and a smaller increase in prepaid expenses. Cash flow from operations may be distorted by significant interest payments which are only made semi-annually during the first and third quarters, thereby reducing cash flow in those periods. The Company may need to borrow on its line of credit depending upon actual expenditures for capital improvements in any particular quarter in order to supplement cash flow to effect such payments.* The Company expects future cash flow generated from operating activities and available financing will be adequate to support ongoing activities of the Company for at least the next 18 months.*

Cash Flow from Investing Activities. Cash used in investing activities was $3.8 million for the three months ended December 31, 1996 compared to cash provided of $5.0 million for the same period last year. During the current period, the Company utilized $2.6 million to purchase substantially all of the assets of a solid waste collection company in Butte County in November, used $2.7 million for capital expenditures, and generated $1.3 million from the sale of marketable securities. For the comparable period last year, the Company generated $6.8 million from the liquidation of trust funds that were released upon termination of an indemnification trust by current and former directors of the Company. In addition, $2.7 million was received from restricted cash accounts which were released upon completion of the Refinancing Transaction and applied to the then outstanding debt balance. The Company also generated $0.6 million from the sale of miscellaneous assets and used $5.0 million for capital expenditures.

Cash Flow from Financing Activities. During the three months ended December 31, 1996, the Company used $0.4 million to make scheduled note and capital lease payments compared to a use of cash of $7.7 million for the comparable period last year. In 1995 the Company completed the Refinancing Transaction which resulted in $8.4 million of cash used in financing activities. In addition, the Company issued notes of $0.7 million associated with the purchase of real estate.

Certain Other Cash Requirements. The Company is in discussions with the City of San Francisco regarding plans for the construction of materials recovery and other facilities for use in connection with the Company's San Francisco operations and to facilitate compliance with mandated recycling requirements. If the Company and the City reach agreement on the scope of the project, the Company believes construction of the facilities could begin in 12 to 18 months from that time.* Over the term of the Senior Notes, the Company estimates it will need to invest substantial capital to acquire waste processing facilities and household hazardous waste facilities, maintenance and administrative complexes and equipment.* These projects, including the San Francisco facilities, will require substantial capital investments. The Company intends to seek continued rate recovery for amounts expended on these projects and may seek to finance such costs through additional secured borrowings, including $30.0 million of borrowing for certain "Designated Capital Expenditures" (as defined in the Indenture).*

The Company expects it may expend up to $1.7 million over the next 12 to 18 months to upgrade and enhance the Company's information systems.

Environmental Regulations

The Company's business activities are subject to extensive and evolving regulation under complex federal, state and local laws for the protection of public health and the environment. These laws, and the numerous regulatory bodies responsible for interpreting and enforcing them, impose significant restrictions and requirements on the Company and also impact the municipalities the Company serves and operators of non-owned landfills used by the Company. The Company believes that this regulation will continue in the future.*

Various federal and state regulations require owners or operators of solid waste landfill sites to provide financial assurances for the closure and post-closure monitoring and maintenance of these sites. The Company uses independent engineers to assist it in assessing the estimates of future costs of complying with such regulations. A significant portion of the landfill closure and post-closure liability relates to the leachate and groundwater management and remediation. There are many unknowns and uncertainties which may affect the accuracy of the Company's estimates, including potential changes to and interpretations of regulatory requirements, incomplete data with respect to projected volumes, quality and cost of treatment among others. Accordingly, estimates for closure and post-closure management and remediation of leachate and contaminated groundwater could be subject to periodic and substantial revision as the Company's knowledge increases concerning these factors.

Inflation and Prevailing Economic Conditions

Historically, the Company has experienced cost increases due to the effects of inflation on its operating expenses, particularly the cost of compensation and benefits, and the replacement of or additions to property and equipment. Fuel costs which fluctuate with inflation and other market conditions also have affected operating results. Most of the Company's operations are subject to rate setting processes which allow for the recovery of certain costs including labor and fuel. However, inflationary increases in operating costs may cause the Company to incur lower operating margins, at least until such time as new rates can be implemented. Rate adjustments, if approved, can take several months.*

The Company is currently negotiating union contracts, which expired on December 31, 1996, covering approximately 700 of its employees. While historically the Company has continued to operate after the expiration of union contracts without any impact on operations, there can be no assurance that the Company will be able to renew the contracts on substantially the same terms or that the expiration of these contracts will not have a material impact on operations.*

Due to the Company's concentration in California, cyclical economic conditions in California will have an impact on the Company's results.* The Company is unable to determine the significance a California economic downturn would have on its operations.

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

In October 1995, Statement of Financial Accounting Standard No. 123 "Accounting for Stock Based Compensation" (SFAS No. 123) was issued. This Statement defines a fair value based method of accounting for an employee stock option or similar equity instrument and encourages all entities to adopt that method of accounting for all of their employee stock compensation plans. However, it also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by APB Opinion No. 25 (APB
25) Accounting for Stock Issued to Employees. The Company has concluded it will continue to utilize the method of accounting prescribed by APB 25 and adopt only the disclosure requirements of SFAS No. 123 by providing pro forma disclosure of net income.

PART II - OTHER INFORMATION

Item 1.     Legal Proceedings

Litigation Regarding the ESOP Notes.

On December 17, 1996, the court dismissed all claims in Bank of America's counterclaim (denominated "Cross-Complaint") against Norcal and the ESOP, entitled Security Pacific National Bank, et. al. v. Norcal Waste Systems, Inc., et. al., which alleged claims relating to the settlement between the former holders of the ESOP Notes and Norcal and the ESOP (the "Settlement"), and claims relating to the indemnity provisions of certain agreements between Bank of America or Security Pacific, on the one hand, and Norcal or the ESOP, on the other hand (the "Indemnity Agreements"). The court dismissed all claims with prejudice, except that the claim against the ESOP for tortious breach of the implied covenant of good faith and fair dealing was dismissed with prejudice insofar as it attempted to state a tort claim and was otherwise dismissed without prejudice. On that same date, the court granted summary judgment to Norcal and the ESOP on their Complaint in Intervention against Bank of America and issued a declaration that Norcal and the ESOP have no obligation under the Indemnity Agreements to indemnify the Bank or reimburse the Bank's costs or litigation expenses following the settlement.

On January 7, 1997, the Bank filed an Amended Cross-Complaint alleging a claim for breach of express indemnity and claims for declaratory judgments that Norcal and the ESOP have post-settlement indemnity obligations to the Bank under two indemnity agreements, one of which was included in the original Cross-Complaint. On January 17, 1997, Norcal and the ESOP filed a motion to dismiss the Amended Cross-Complaint for failure to state a claim upon which relief can be granted and for failure to comply with the court's dismissal order. On January 22, 1997, the Bank filed a notice stating that it thereby voluntarily dismissed the Amended Cross-Complaint without prejudice.

Item 2.     Changes in Securities

            None

Item 3.     Defaults Upon Senior Securities

            None

Item 4.     Submission of Matters to a Vote of Security Holders

At a special meeting held on December 13, 1996, of the Administrative Committee of the ESOP, the ESOP, as the sole shareholder of the Company, approved (i) the 1996 Employee Stock Incentive Plan and (ii) the 1996 Executive Stock Incentive Plan, as amended. There were 24,134,973 shares of common stock available to be voted at the meeting, all of which voted in favor of the foregoing actions of the ESOP.


Item 5.     Other Information

            None

Item 6.     Exhibits and Certain Reports

(a) Exhibits: 27.00 Financial Data Schedule
                    (EDGAR version only)

(b) Reports on Form 8-K:  None


Date: February 13, 1997