Form 10-Q
period 1997-03-31
NORCAL WASTE SYSTEMS INC
filed 1997-05-15
CIK 932923

           This Quarterly Report is filed by Norcal Waste Systems, Inc.
               pursuant to certain contractual requirements and not
                 pursuant to the Securities Exchange Act of 1934
                    and the rules and regulations thereunder.

                               QUARTERLY REPORT

                 For the quarterly period ended March 31, 1997

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

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date. On May 14, 1997, there were 24,134,973 shares of $.01 par value Common Stock outstanding.

NORCAL WASTE SYSTEMS, INC. AND SUBSIDIARIES
(a wholly owned subsidiary of the Norcal Waste Systems, Inc.
Employee Stock Ownership Plan and Trust)

CONSOLIDATED BALANCE SHEETS
(in thousands)
(unaudited)
                                                      March 31,  September 30,
                                                        1997         1996
                                                     ----------  -------------
Assets
Current assets:
  Cash                                                  $17,285       $14,378
  Marketable securities                                   5,552         6,889
  Trust accounts, current portion                         3,808         4,066
  Accounts receivable, less allowance for doubtful
    accounts of $1,746 at March 31, 1997 and $1,611
    at September 30, 1996                                37,410        37,554
  Other receivables                                       2,536         1,566
  Parts and supplies                                      2,551         2,434
  Prepaid expenses                                        3,868         3,836
                                                       --------      --------
      Total current assets                               73,010        70,723
                                                       --------      --------

Property and equipment:
  Land                                                   44,565        42,691
  Landfills                                              24,481        24,481
  Buildings and improvements                             45,646        43,189
  Vehicles and equipment                                110,261       107,822
  Construction in progress                                3,518         4,412
                                                       --------      --------
      Total property and equipment                      228,471       222,595
  Less accumulated depreciation and amortization         90,996        85,448
                                                       --------      --------
      Property and equipment, net                       137,475       137,147
                                                       --------      --------

Franchises, permits and other intangibles, net           78,167        76,166
Trust accounts                                           27,224        24,209
Prepaid pension costs                                     2,835         3,090
Deferred financing costs, net                             8,932         9,636
Other assets                                                472           264
                                                       --------      --------
      Total other assets                                117,630       113,365
                                                       --------      --------
                                                       $328,115      $321,235
                                                       ========      ========

<F1>
See accompanying notes to consolidated financial statements.

NORCAL WASTE SYSTEMS, INC. AND SUBSIDIARIES
(a wholly owned subsidiary of the Norcal Waste Systems, Inc.
Employee Stock Ownership Plan and Trust)

CONSOLIDATED BALANCE SHEETS
(in thousands)
(unaudited)
                                                      March 31,  September 30,
                                                        1997         1996
                                                     ----------  -------------
Liabilities and Stockholder's Equity
Current liabilities:
  Current portion:
    Long-term debt                                         $296           $354
    Capital lease obligations                               986            935
  Accounts payable                                        9,057         12,133
  Accrued expenses                                       45,041         44,632
  Deferred revenues                                       3,102          2,722
  Other accrued liabilities                               5,036          5,091
                                                       --------       --------
      Total current liabilities                          63,518         65,867
                                                       --------       --------
Long-term debt                                          174,062        172,386
Obligations under capital leases                          2,559          3,065
Deferred income taxes                                    11,990         12,503
Landfill closure liability                               19,733         18,668
Postretirement medical benefits                          33,146         33,318
Other liabilities                                        10,905          9,311
                                                       --------       --------
      Total liabilities                                 315,913        315,118
                                                       --------       --------
Commitments and contingencies
Stockholder's equity:
  Common stock, $.01 par value; 100,000,000 shares
    authorized;
    24,134,973 shares issued and outstanding                241            241
  Additional paid-in-capital                            166,378        166,378
  Accumulated deficit                                  (112,105)      (112,915)
  Unrealized gains and losses on securities                (212)           581
                                                       --------       --------
                                                         54,302         54,285
Less net scheduled contribution to the ESOP             (42,100)       (48,168)
                                                       --------       --------
      Total stockholder's equity                         12,202          6,117
                                                       --------       --------
                                                       $328,115       $321,235
                                                       ========       ========

<F1>
See accompanying notes to consolidated financial statements.

NORCAL WASTE SYSTEMS, INC. AND SUBSIDIARIES
(a wholly owned subsidiary of the Norcal Waste Systems, Inc.
Employee Stock Ownership Plan and Trust)

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands)
(unaudited)

                                      Three Months Ended    Six Months Ended
                                          March 31              March 31
                                        1997      1996       1997      1996
                                      -------   -------   --------  --------
Revenues                              $75,947   $69,801   $151,068  $137,403
Cost of operations:
  Operating expenses                   53,306    50,018    108,106    96,479
  Depreciation and amortization         4,981     4,692      9,612     9,430
  ESOP compensation expense             3,510     1,793      6,950     3,543
  General and administrative            8,367     7,949     16,151    14,924
                                      -------   -------   --------  --------
    Total cost of operations           70,164    64,452    140,819   124,376

Operating income                        5,783     5,349     10,249    13,027

  Interest expense                     (6,446)   (6,266)   (12,700)  (11,479)
  Gain(loss) on dispositions, net          97      (738)       107      (826)
  Settlement of litigation                  -         -          -    (3,648)
  Other income                          1,422       410      3,154       273
                                      -------   -------   --------  --------
    Income (loss) from operations
      before income taxes and
        extraordinary item                856    (1,245)       810    (2,653)
Income tax expense                          -         -          -         -
                                      -------   -------   --------  --------
    Income (loss) before
      extraordinary item                  856    (1,245)       810    (2,653)
Extraordinary gain on early
  extinguishment of long-term
    debt net of $0 income taxes             -         -          -    31,379
                                      -------   -------   --------  --------
    Net income (loss)                    $856   $(1,245)      $810   $28,726
                                      =======   =======   ========  ========

<F1>
See accompanying notes to consolidated financial statements.

NORCAL WASTE SYSTEMS, INC. AND SUBSIDIARIES
(a wholly owned subsidiary of the Norcal Waste Systems, Inc.
Employee Stock Ownership Plan and Trust)

CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY
For the six months ended March 31, 1997
(in thousands)
(unaudited)
                                                                             Unrealized        Net
                                                   Additional                gains and     scheduled
                                  Common Stock      paid-in    Accumulated   losses on    contribution
                                Shares    Amount    capital      deficit     securities   to the ESOP     Total
Balances, September 30, 1996    24,135      $241    $166,378    ($112,915)         $581     ($48,168)      $6,117

Contributions to reduce
  ESOP debt, net                     -         -           -            -             -        6,068        6,068
Net income                           -         -           -          810             -            -          810
Net activity on available
  for sale securities                -         -           -            -          (793)           -         (793)
                               -------  --------   ---------   ----------    ----------    ---------    ---------
Balances, March 31, 1997        24,135      $241    $166,378    ($112,105)        ($212)    ($42,100)     $12,202
                               =======  ========   =========   ==========    ==========    =========    =========

<F1>
See accompanying notes to consolidated financial statements.

NORCAL WASTE SYSTEMS, INC. AND SUBSIDIARIES
(a wholly owned subsidiary of the Norcal Waste Systems, Inc.
Employee Stock Ownership Plan and Trust)

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)
                                                           Six Months Ended
                                                               March 31
                                                            1997      1996
                                                         ---------  --------
Cash flows from operating activities:
  Net income (loss)                                           $810   $28,726
    Extraordinary gain on early extinguishment of
    long-term debt                                               -   (31,379)
                                                         ---------  --------
     Income (loss) before extraordinary gain                   810    (2,653)
  Adjustments  to reconcile net income to net cash
  provided by operating activities:
    Depreciation and amortization                            9,612     9,430
    ESOP compensation expense                                6,950     3,322
    Senior notes interest and amortized financing costs        787     8,510
    Other                                                   (2,144)    1,588
    Changes in assets and liabilities, net of
      effects of acquisitions and dispositions              (3,548)  (11,883)
                                                         ---------  --------
        Net cash provided by operating activities           12,467     8,314
                                                         ---------  --------
Cash flows from investing activities:
  Acquisitions of property and equipment                    (7,879)  (10,484)
  Payment for business acquired                             (2,677)        -
  Proceeds from dispositions                                   278       724
  Withdrawals from restricted cash and trust accounts            -     9,554
  Proceeds from the sales of marketable securities           1,350         -
  Other                                                         52      (327)
                                                         ---------  --------
        Net cash used in investing activities               (8,876)     (533)
                                                         ---------  --------

Cash flows from financing activities:
  Proceeds from senior debt                                      -   170,172
  Principal payments on long-term debt and capitalized
    leases                                                    (684)  (97,130)
  Principal payments on subordinated debt                        -   (73,061)
  Proceeds from long-term debt and capitalized leases            -       676
  Deferred financing costs                                       -    (9,524)
                                                         ---------  --------
        Net cash used in financing activities                 (684)   (8,867)
                                                         ---------  --------

Net increase (decrease) in cash                              2,907    (1,086)
Cash, beginning balance                                     14,378     8,416
                                                         ---------  --------
Cash, ending balance                                       $17,285    $7,330
                                                         =========  ========
  Supplemental schedule of net cash paid for:

    Interest                                               $12,049    $2,330
                                                         =========  ========
    Income taxes                                                 -    $3,379
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

(2) Nature of Business

Through its subsidiaries, the Company provides integrated waste services to residential, commercial, municipal and industrial customers throughout California. The Company's services include refuse collection, recycling and other waste diversion, transfer station and hauling operations, and operation of Company-owned and third party landfill management services (including engineering and construction management services). The Company continues to be, with limited exceptions, the sole provider of commercial and residential refuse collection for the City and County of San Francisco.

(3) Business Acquisition

On November 18, 1996, the Company completed the acquisition of substantially all of the assets of a solid waste business in Butte County. Results of operations of this entity have been included in the consolidated financial statements from the acquisition date. The Company paid $2.6 million in cash and issued a note with a face value of $2.0 million repayable over 20 years at 6.5% interest. The note was discounted to $1.7 million to yield an imputed rate of 8.75%. The purchase price was allocated to the assets acquired based on estimates of their relative fair value. As a result, the financial information included in the Company's consolidated financial statements is subject to adjustment prospectively as subsequent revisions to the fair value, if any, are determined.

(4) Long-term Debt and Subordinated Notes Refinancing

         Long-term debt at March 31, 1997 and September 30, 1996 is summarized as follows:

                                    (in thousands)


                                                       March 31   September 30
                                                      ----------- ------------

Senior Notes due November 15, 2005, interest
 at 13.0% adjusting to 13.5% by November 16, 1997
 if certain conditions are not met                       $170,531     $170,392
Note payable for business acquired due in monthly
 installments through 2016, interest imputed at 8.75%       1,676            -
Notes payable to former shareholders, due in
 monthly installments through 2017, interest
 at 6% to 8.5%                                                821          850
Other Notes                                                 1,330        1,498
                                                       ----------  -----------
         Total debt                                       174,358      172,740
         Less current portion                                 296          354
                                                       ----------  -----------
Long-term debt                                           $174,062     $172,386
                                                       ==========  ===========

On November 21, 1995, the Company completed a private debt offering of $175.0 million in Senior Notes (the "Senior Notes"). The Senior Notes mature in November 2005 with interest payable semi-annually. The Senior Notes are redeemable at the option of the Company, in whole or in part, at any time during or after November 2000. Prior to this date, the Senior Notes may be partially redeemed in the event of a public offering, or would be required to be redeemed in the event of a change in control of the Company. The Senior Notes are unsecured and rank pari passu in right of payment to all existing and future senior indebtedness of the Company. The Notes are guaranteed, on a senior unsecured basis, by the Company's wholly-owned subsidiaries. The Indenture governing the Senior Notes contains provisions which, among other things, (i) limit the Company's and its subsidiaries' ability to declare or pay dividends or other distributions (other than dividends or distributions payable to Norcal or any wholly owned subsidiary of Norcal), (ii) limit the purchase, redemption or retirement of capital stock and (iii) limit the incurrence of additional debt. In September 1996, the Company completed the exchange of all of its outstanding privately-placed Senior Notes for Senior Notes with identical terms and provisions, which exchange was registered under the Securities Act of 1933. The interest rate on the Senior Notes is currently 13.0% and will increase .25% per annum on each of May 16, 1997 and November 16, 1997 to a maximum of 13.5%. The interest rate reverts to 12.5% if Norcal (in one or more transactions) offers to purchase (whether or not any actual purchases are made) or redeems an aggregate of $25.0 million in principal amount of Senior Notes out of the proceeds of equity sales.

The Company received net proceeds of $170.2 million (after original issue discount of $4.8 million) in connection with the sale of the Senior Notes. The Company used the proceeds from the Senior Notes, proceeds from the liquidation of an indemnification trust and cash balances to repay $94.0 million of long-term debt, $2.2 million of capital leases, redeem and/or extinguish subordinated notes for $73.1 million and make an additional $3.6 million payment in connection with the settlement of litigation. The recorded value of the subordinated notes was $102.9 million, accordingly the Company recorded an extraordinary gain of $31.4 million in November 1995. Deferred financing costs at March 31, 1997 include commissions and other costs related to the offering and new Credit Agreement (see below) and are amortized over the life of the Senior Notes and new Credit Agreement using the straight-line method.

In conjunction with the private debt offering, the Company entered into a new Credit Agreement (the "Credit Agreement") with a group of lenders and the First National Bank of Boston as Agent. The agreement, as amended, provides for a revolving credit facility in an amount of up to $100.0 million (depending upon certain financial ratios), up to $25.0 million of which may be used for letters of credit. At March 31, 1997, the Company had utilized $6.8 million of its credit facility for letters of credit and had availability under the agreement (based on limitations imposed by certain financial ratios) of $29.2 million along with $18.2 million which may be utilized for additional letters of credit. On May 12, 1997, the Company and its group of lenders amended the Credit Agreement pertaining to the treatment of ESOP prepayments in the calculation of the Net Worth covenant. Giving effect to the amendment, availability at March 31, 1997, under the agreement would have been $55.2 million.

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

(6) Reclassifications

Certain reclassifications have been made to the prior year financial statements to conform to the fiscal 1997 presentation.

Item II. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion pertains to the Company's operations for the three and six months ended March 31, 1997 and 1996 and should be read in conjunction with the Company's September 30, 1996 audited consolidated financial statements contained in the Company's Form 10-K for the fiscal year ended September 30, 1996, and the unaudited consolidated financial statements and related notes thereto included elsewhere herein. On November 21, 1995, the Company issued 12.5% Series A Senior Notes in an aggregate principal amount of $175.0 million, for which it received proceeds, after original issue discount, of approximately $170.2 million (the "Offering"). The Company used the proceeds from the Offering (less certain associated expenses), together with certain cash balances, to retire approximately $199.1 million of its then outstanding indebtedness and certain of the ESOP's indebtedness to third parties. Concurrent with the Offering, the Company entered into a new bank credit agreement providing for a revolving credit facility with a maximum availability of $100.0 million, of which up to $25.0 million may be used for letters of credit.

Forward Looking Statements. Those statements followed by an asterisk (*) are forward looking statements. Any such statements should be considered in light of various risks and uncertainties that could cause results to differ materially from expectations, estimates or forecasts expressed. These risks and uncertainties include, but are not limited to: changes in general economic conditions, inability to obtain timely rate increases sufficient to cover costs, fluctuations in commodities prices, changes in the amount of ESOP compensation expense recorded by the Company, changes in environmental regulations or related laws and competition. The Company does not undertake to update any forward-looking statement that may be made from time to time by it or on its behalf.

Introduction

Norcal Waste Systems, Inc. ("Norcal") and its subsidiaries (collectively referred to herein as the "Company")provide solid waste management services throughout California, including collection, transfer, disposal, landfill management, recycling and other waste services. The Company owns 5 landfills and operates an additional 22 for local government entities. The Company currently serves an estimated 440,000 customers.

The Company's revenues are comprised primarily of fees charged to residential, commercial, municipal and industrial customers for the collection and disposal of solid waste, disposal fees (known as "tipping fees") charged to third party waste collectors who dispose of solid waste at the Company's transfer stations and landfills, fees charged to third party landfill owners for landfill operations and solid waste systems management activities and revenues generated from the sale of recyclable materials.

Operating expenses include labor, disposal fees paid to third parties, fuel, equipment maintenance and rental, engineering, consulting and other professional services and other direct costs of operating collection, recycling, transfer station, hauling and landfill operations. Also included are accruals for future landfill closure, post-closure and corrective action costs, consistent with regulatory requirements. General and administrative expenses include management salaries, administrative and clerical overhead costs, professional services costs and other fees and expenses. ESOP compensation expense reflects in part the cost of the shares to be released by the ESOP as determined by the contributions to be made to the ESOP by the Company. ESOP compensation expense also includes amounts contributed by the Company to the ESOP to fund distributions to retired, terminated or withdrawing participants.

The following tables present, for the periods indicated, the percentage relationship to total consolidated revenues, along with the period to period change in dollars and percentages:

NORCAL WASTE SYSTEMS, INC. AND SUBSIDIARIES
Summary Statements of Operations
                              Three Months Ended       Six Months Months
                             Ended March 31, 1997     Ended March 31, 1997
                             --------------------     --------------------
Revenues:
  Waste collection and
    disposal operations             78.0%     78.2%       77.0%     80.9%
  Third party landfill
    management operations           16.9%     15.0%       18.1%     12.5%
  Recycled commodities sales         5.1%      6.8%        4.9%      6.6%
                                  --------  --------    --------  --------
      Total revenues               100.0%    100.0%      100.0%    100.0%
                                  --------  --------    --------  --------

Cost of operations:
  Operating expenses                70.2%     71.7%       71.6%     70.2%
  Depreciation and amortization      6.6%      6.7%        6.4%      6.9%
  ESOP compensation expense          4.6%      2.6%        4.6%      2.6%
  General and administrative        11.0%     11.3%       10.6%     10.8%
                                  --------  --------    --------  --------
      Total cost of operations      92.4%     92.3%       93.2%     90.5%
                                  --------  --------    --------  --------
        Operating income             7.6%      7.7%        6.8%      9.5%

  Interest expense                  -8.5%     -9.0%       -8.4%     -8.3%
  Gain (loss) on dispositions, net   0.1%     -1.1%        0.1%     -0.6%
  Settlement of litigation             -         -           -      -2.7%
  Other income                       1.9%      0.6%        2.0%      0.2%
                                  --------  --------    --------  --------
    Income (loss) from operations
      before income taxes and
      extraordinary item             1.1%     -1.8%        0.5%     -1.9%
Income tax expense                     -         -           -         -
                                  --------  --------    --------  --------
    Income (loss) before
     extraordinary item              1.1%     -1.8%        0.5%     -1.9%
                                  --------  --------    --------  --------
Extraordinary gain on early
  extinguishment of long-term
  debt net of $0 income taxes          -         -           -      22.8%
                                  --------  --------    --------  --------
        Net income (loss)            1.1%     -1.8%        0.5%     20.9%
                                  ========  ========    ========  ========

NORCAL WASTE SYSTEMS, INC. AND SUBSIDIARIES
Summary Statements of Operations
(in thousands)
                             Period to period change   Period to period change
                              for the Three Months       for the Six Months
                              Ended March 31, 1997      Ended March 31, 1997
                                   $         %              $         %
                             -----------------------   -----------------------
Revenues:
  Waste collection and
    disposal operations             4,635       8.5%       5,170       4.7%
  Third party landfill
    management operations           2,350      22.4%      10,080      58.6%
  Recycled commodities sales         (839)    -17.8%      (1,585)    -17.6%
                                  --------  --------     --------  --------
      Total revenues                6,146       8.8%      13,665       9.9%
                                  --------  --------     --------  --------

Cost of operations:
  Operating expenses                3,288       6.6%      11,627      12.1%
  Depreciation and amortization       289       6.2%         182       1.9%
  ESOP compensation expense         1,717      95.8%       3,407      96.2%
  General and administrative          418       5.3%       1,227       8.2%
                                  --------  --------     --------  --------
      Total cost of operations      5,712       8.9%      16,443      13.2%
                                  --------  --------     --------  --------
        Operating income              434       8.1%      (2,778)    -21.3%

  Interest expense                   (180)     -2.9%      (1,221)    -10.6%
  Gain (loss) on dispositions, net    835     113.1%         933     113.0%
  Settlement of litigation              -         -        3,648     100.0%
  Other income                      1,012     246.8%       2,881    1055.3%
                                  --------  --------     --------  --------
    Income (loss) from operations
      before income taxes and
      extraordinary item            2,101     168.8%       3,463     130.5%
Income tax expense                      -         -            -         -
                                  --------  --------     --------  --------
    Income (loss) before
     extraordinary item             2,101     168.8%       3,463     130.5%
                                  --------  --------     --------  --------
Extraordinary gain on early
  extinguishment of long-term
  debt net of $0 income taxes           -         -      (31,379)   -100.0%
                                  --------  --------     --------  --------
        Net income (loss)           2,101     168.8%     (27,916)    -97.2%
                                  ========  ========     ========  ========

Three months ended March 31, 1997 and 1996

Revenues. Revenues for the three months ended March 31, 1997 increased $6.1 million (8.8%) to $75.9 million from $69.8 million for the three months ended March 31, 1996. The increase in revenues was primarily due to higher waste collection and disposal revenues and third party landfill management services revenues partially offset by lower recycled commodities sales revenues. Waste collection and disposal revenues were higher due to unusual flood clean-up and disposal activities in the Central Valley of California, rate increases in several service areas (primarily an 11.0% increase in San Francisco, effective March 1, 1997) and from operations acquired in November 1996. Third party landfill management services revenues were higher due to a contractual rate increase for landfill management activities in San Bernardino County. Recycling revenues were down due to lower commodity prices and the elimination of a recycling program in one service area in October 1996.

Operating expenses. Operating expenses for the three months ended March 31, 1997 increased $3.3 million (6.6%) to $53.3 million from $50.0 million for the three months ended March 31, 1996. As a percentage of revenues, operating expenses decreased to 70.2% for the three months ended March 31, 1997 from 71.7% for the three months ended March 31, 1996. The increased costs were primarily due to a higher payroll and related costs as a result of actual and anticipated union wage increases as well as additional labor related to unusual flood clean-up and disposal activities. Disposal costs were higher due to higher volumes and tipping fee increases. Fuel costs were higher due to increased fuel prices. These increased operating costs were partially offset by lower recycling purchases due to lower pricing for recyclable commodities and the elimination of a recycling program in one service area in October 1996.

ESOP compensation expense. ESOP compensation expense is primarily based on the cost of shares allocated as determined by the Company's contribution to the ESOP, along with contributions to fund distributions to retired, terminated and withdrawing participants. ESOP compensation expense increased $1.7 million for the three month period ended March 31, 1997, as compared to the same period in 1996. ESOP compensation expense for the period ended March 31, 1997 included approximately $1.8 million resulting from an anticipated tax deductible contribution to be made to the ESOP that would allow the ESOP to prepay a portion of its loans to the Company.* No such accrual was made for the three months ended March 31, 1996 as the Company made a prepayment contribution to the ESOP and recorded a corresponding expense for the entire fiscal year in September 1996.

General and administrative. General and administrative expenses for the three months ended March 31, 1997 increased $0.4 million (5.3%) to $8.4 million. As a percentage of revenues, general and administrative expenses decreased to 11.0% for the three months ended March 31, 1997 from 11.3% for the three months ended March 31, 1996. The increased costs were due primarily to higher professional services due to increased legal and other corporate matters.

Operating Income. Operating income increased $0.4 million (8.1%) to $5.8 million for the three months ended March 31, 1997. The primary causes of the increase in operating income for the three months ended March 31, 1997 were the higher revenues due to the flood related clean-up and disposal and rate increases partially offset by the substantially higher ESOP compensation expense.

Interest expense. Interest expense increased to $6.4 million for the three months ended March 31, 1997 from $6.3 million for the three months ended March 31, 1996. The increase is due to the higher interest rate on the Senior Notes in the current period.

(Gain) loss on dispositions. The Company incurred a loss of $0.7 million in March 1996 resulting from the sale/exchange of real estate.

Other income. Other income increased $1.0 million to $1.4 million for the three months ended March 31, 1997 from $0.4 million for the three months ended March 31, 1996. Other income for the current period included $1.0 million from a third party in connection with a dispute over a landfill engineering matter at one of its landfills.

Income tax expense. There was no income tax expense for the three months ended March 31, 1997 or 1996. The Company has experienced an effective tax rate of zero for the three months ended March 31, 1997 and 1996 as a result of realizing certain of its deferred tax assets for which a valuation allowance had previously been established.

Net income (loss). Net income was $0.9 million for the three months ended March 31, 1997 and is primarily attributable to other income described above.

Six months ended March 31, 1997 and 1996

Revenues. Revenues for the six months ended March 31, 1997 increased $13.7 million (9.9%) to $151.1 million from $137.4 million for the six months ended March 31, 1996. The increase in revenues was primarily due to higher third party landfill management services revenues and waste collection and disposal revenues partially offset by lower recycled commodities sales revenues. Third party landfill management services revenues were higher due to expanded landfill operations and solid waste management activities in San Bernardino County along with a contractual rate increase effective July 1, 1996. Waste collection and disposal revenues were higher due to unusual flood clean-up and disposal activities in the Central Valley of California, rate increases in several service areas (primarily an 11.0% increase in San Francisco, effective March 1, 1997) and from operations acquired in November 1996. Recycling revenues were down due to lower commodity prices and the elimination of a recycling program in one service area in October 1996.

Operating expenses. Operating expenses for the six months ended March 31, 1997 increased $11.6 million (12.1%) to $108.1 million from $96.5 million for the six months ended March 31, 1996. As a percentage of revenues, operating expenses increased to 71.6% for the six months ended March 31, 1997 from 70.2% for the six months ended March 31, 1996. These increased costs were primarily due to a higher level of project and subcontractor related costs associated with the contract for expanded third party landfill management services in San Bernardino County, including increased costs for new personnel and management infrastructure. Payroll and related costs were higher as a result of actual and anticipated union wage increases as well as additional labor costs related to unusual flood clean-up and disposal activities. Disposal costs were higher due to higher volumes and tipping fee increases. Fuel costs were higher due to increased fuel prices. These increased operating costs were partially offset by lower recycling purchases due to lower pricing for recyclable commodities and the elimination of a recycling program in one service area in October 1996.

ESOP compensation expense. ESOP compensation expense is primarily based on the cost of shares allocated as determined by of the Company's contribution to the ESOP, along with contributions to fund distributions to retired, terminated and withdrawing participants. ESOP compensation expense increased $3.4 million for the six month period ended March 31, 1997, as compared to the same period in 1996. ESOP compensation expense for the period ended March 31, 1997 was higher due to an anticipated tax deductible contribution to be made to the ESOP that would allow the ESOP to prepay a portion of its loans to the Company.* No such accrual was made for the six months ended March 31, 1996 as the Company made a prepayment contribution to the ESOP and recorded a corresponding expense for the entire fiscal year in September 1996.

General and administrative. General and administrative expenses for the six months ended March 31, 1997 increased $1.2 million (8.2%) to $16.2 million. As a percentage of revenues, general and administrative expenses decreased to 10.6% for the six months ended March 31, 1997 from 10.8% for the six months ended March 31, 1996. The increased costs were due primarily to higher professional services due to increased legal and other corporate matters.

Operating Income. Operating income for the six months ended March 31, 1997 decreased $2.8 million (21.3%) to $10.2 million from $13.0 million for the six months ended March 31, 1996. The primary cause of the decrease in operating income was the substantially higher ESOP compensation expense.

Interest expense. Interest expense increased to $12.7 million for the six months ended March 31, 1997 from $11.5 million for the six months ended March 31, 1996. The increase is due to the interest associated with the Senior Notes issued in November 1995, along with a higher effective interest rate on the Senior Notes in the current period.

(Gain) loss on dispositions. The Company incurred a loss of $0.7 million in March 1996 resulting from the sale/exchange of real estate.

Settlement of litigation. Settlement of litigation for the six months ended March 31, 1996 reflects the payment of $3.6 million made to the holders of ESOP notes.

Other income. Other income increased $2.9 million to $3.2 million for the six months ended March 31, 1997 from $0.3 million for the six months ended March 31, 1996. The increase in other income was due to gains from the sale of marketable securities of $1.3 million and $1.0 million from a third party in connection with a dispute over a landfill engineering matter at one of its landfills.

Income tax expense. There was no income tax expense for the six months ended March 31, 1997 or 1996. The Company has experienced an effective tax rate of zero for the six months ended March 31, 1997 and 1996 as a result of realizing certain of its deferred tax assets for which a valuation allowance had previously been established.

Extraordinary gain. The Company recorded an extraordinary gain of $31.4 million for the six months ended March 31, 1996 as a result of the early extinguishment of subordinated notes.

Net income (loss). Net income was $0.8 million for the six months ended March 31, 1997 and is primarily attributable to other income described above. The net income for the six months ended March 31, 1996 is primarily attributable to the extraordinary gain.

Liquidity and Capital Resources

The Company's cash requirements consist principally of working capital requirements, interest on outstanding indebtedness, capital expenditures and deposits to trust funds to satisfy certain environmental statutes and regulations. The Company had working capital of $9.5 million at March 31, 1997 compared to $4.9 million at September 30, 1996.

In addition to the improvements in working capital, as part of the refinancing transaction the Company entered into a Credit Agreement that provides for up to $100.0 million of additional borrowings which, subject to certain limitations and covenant restrictions (including financial ratios), can be drawn by the Company to fund ongoing operations, invest in capital equipment and/or facilities and to finance acquisitions. At March 31, 1997 the Company had utilized $6.8 million of its credit facility for letters of credit and had availability under the agreement (based on limitations imposed by certain financial ratios) of $29.2 million along with $18.2 million which may be utilized for additional letters of credit. On May 12, 1997, the Company and its group of lenders amended the Credit Agreement pertaining to the treatment of ESOP prepayments in the calculation of the Net Worth covenant. Giving effect to the amendment, availability at March 31, 1997, under the agreement would have been $55.2 million. Changes in availability under the Credit Agreement are a function of, among other things, changes in operating results, and availability is expected to be adversely affected by the disallowance of ESOP expense reimbursement in San Francisco.

In September 1996, the Company applied for a 14.9% increase to its collection and disposal rates in the City of San Francisco with the Refuse Collection and Disposal Rate Board (the "Rate Board"). In February 1997, the Rate Board issued two rate orders (the "Orders") approving an 11.0% rate increase to the Company's refuse collection rates effective March 1, 1997. The Orders disallowed 50% of the ESOP expense requested by the Company for rate reimbursement and after March 1, 1998, ESOP expense will be fully disallowed. The Rate Board also directed the Department of Public Works ("DPW") to examine solid waste rate setting methods in other jurisdictions and to propose changes to the Board of Supervisors in the current system for regulation of refuse collection and disposal in San Francisco. A significant modification to the rate setting methodology could have a material adverse financial impact on the Company's operating results and financial condition. The Company intends to propose a new rate setting methodology for its San Francisco operations in connection with recycling programs it will propose to address state mandated recycling requirements.* See Certain Other Cash Requirements.

The Indenture governing the Senior Notes contains provisions which, among other things, (i) limit the Company's and its subsidiaries' ability to declare or pay dividends or other distributions (other than dividends or distributions payable to Norcal or any wholly owned subsidiary of Norcal or, in certain cases, the ESOP), (ii) limit the purchase, redemption or retirement of capital stock and (iii) limit the incurrence of certain additional debt. At March 31, 1997, the Company had the ability to incur approximately $8.5 million in additional debt under the Indenture.

Cash Flow from Operating Activities. Cash provided by operating activities was $12.5 million for the six months ended March 31, 1997 compared to $8.3 million for the same period last year. The increase was primarily due to income from operations of $0.8 million for 1997 compared to a loss of $2.7 million in 1996. As a result of the Orders, annual operating income and cash flow will be adversely affected by as much as $4.0 million in future years (the amount of ESOP expense recovery denied reimbursement.)* While in any particular period the Company's cash flow from operations may be adversely affected by the semi-annual interest payment on the Senior Notes, the Company expects future cash flow generated from operating activities and available financing will be adequate to support ongoing activities of the Company for the next 18 months.*

Cash Flow from Investing Activities. Cash used in investing activities was $8.9 million for the six months ended March 31, 1997 compared to cash used of $0.5 million for the same period last year. During the current period, the Company utilized $2.6 million to purchase substantially all of the assets of a solid waste collection company in Butte County in November 1996, used $7.9 million for capital expenditures, and generated $1.3 million from the sale of marketable securities. For the comparable period last year, the Company generated $6.8 million from the liquidation of trust funds that were released upon termination of an indemnification trust by current and former directors of the Company. In addition, $2.7 million was received from restricted cash accounts which were released upon completion of the Refinancing Transaction and applied to the then outstanding debt balance.
The Company also generated $0.7 million from the sale of miscellaneous assets and used $10.5 million for capital expenditures.

Cash Flow from Financing Activities. During the six months ended March 31, 1997, the Company used $0.7 million compared to a use of cash of $8.9 million for the comparable period last year. Current year activity included scheduled note and capital lease payments while in 1995 the Company completed the Refinancing Transaction which resulted in $8.4 million of cash used in financing activities.

Certain Other Cash Requirements. The Company is in discussions with the City of San Francisco regarding plans for the construction of materials recovery and other facilities for use in connection with the Company's San Francisco operations and to facilitate compliance with mandated recycling requirements. If the Company and the City reach agreement on the scope and terms of the project, the Company believes construction of the facilities could begin in 12 to 18 months from that time. Over the term of the Senior Notes, the Company estimates it will need to invest substantial capital to acquire waste processing and household hazardous waste facilities, maintenance and administrative complexes and equipment, including those necessary to meet mandated recycling requirements. The Company intends to seek continued rate recovery, potentially through a new rate making methodology in San Francisco, for amounts expended on these projects and will seek to finance such costs through additional secured borrowings, including $30.0 million of borrowing for certain "Designated Capital Expenditures" (as defined in the Indenture) and/or alternative financing mechanisms as allowed under the Indenture.*

The Company expects it will expend approximately $1.7 million to upgrade and enhance the Company's information systems over the next 12 to 18 months.*

Environmental Regulations


The Company's business activities are subject to extensive and evolving regulation under complex federal, state and local laws for the protection of public health and the environment. These laws, and the numerous regulatory bodies responsible for interpreting and enforcing them, impose significant restrictions and requirements on the Company and also impact the municipalities the Company serves and operators of non-owned landfills used by the Company. The Company believes that this regulation will continue in the future.*

Various federal and state regulations require owners or operators of solid waste landfill sites to provide financial assurances for the closure and post-closure monitoring and maintenance of these sites. The Company uses independent engineers to assist it in assessing the estimates of future costs of complying with such regulations. A significant portion of the landfill closure and post-closure liability relates to the leachate and groundwater management and remediation. There are many unknowns and uncertainties which may affect the accuracy of the Company's estimates, including potential changes to and interpretations of regulatory requirements and incomplete data with respect to projected volumes, quality and cost of treatment among others. Accordingly, estimates for closure and post-closure management and remediation of leachate and contaminated groundwater could be subject to periodic and substantial revision as the Company's knowledge increases concerning these factors.

Inflation and Prevailing Economic Conditions

Historically, the Company has experienced cost increases due to the effects of inflation on its operating expenses, particularly the cost of compensation and benefits, and the replacement of or additions to property and equipment. Fuel costs which fluctuate with inflation and other market conditions also have affected operating results. Most of the Company's operations are subject to rate setting processes which allow for the recovery of certain costs including labor and fuel. However, inflationary increases in operating costs may cause the Company to incur lower operating margins, at least until such time as new rates can be implemented. Rate adjustments, if approved, can take several months.*

On April 24, 1997, employees represented by the Sanitary Truck Drivers and Helpers Union Local 350 International Brotherhood of Teamsters ("Local 350") initiated a strike against certain of the Company's San Francisco operations. On April 26, 1997, employees of Local 350 voted to accept a five-year contract which provides for an aggregate 13.3% wage increase and certain amendments to provide early retirement and increase other benefits. The first-year cost of the contract is included in the rate recently approved in San Francisco and the Company intends to seek rate recovery of scheduled future cost increases through the rate setting process.* There can be no assurance that the Company will succeed in obtaining timely rate increases sufficient to cover all costs or sufficient to maintain profit margins at historic levels.

As a result of changes in pension benefits negotiated as part of the San Francisco labor contract, the accumulated benefit obligation may exceed the plan assets by up to several million dollars by the end of the fiscal year. Under generally accepted accounting principles this would be reflected as a reduction of stockholders equity similar to prior years. This adjustment, if necessary, is subject to many factors including but not limited to; the discount rate, the performance of plan assets, and participation rate assumptions, among others.

Due to the Company's concentration in California, cyclical economic conditions in California may have an impact on the Company's results.* The Company is unable to determine the significance a California economic downturn would have on its operations.

Seasonality

The Company's revenues tend to be higher during spring and summer (third and fourth fiscal quarters) than fall and winter when lower volumes of certain types of waste, such as yard clippings and construction and demolition debris are generated. This typically results in decreased volume at the Company's transfer stations, waste collection, and landfill operations during the winter.*

Accounting Matters

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

PART II - OTHER INFORMATION

Item 1.     Legal Proceedings

IRS Dispute.

In addition to the agreements previously reported with respect to the audit by the Internal Revenue Service (the "Service") of the Company's income tax returns for the fiscal years ending September 30, 1988 through 1991, the Company and the Service have reached an agreement in principle regarding the deductibility of postretirement health and welfare benefits paid to former employee-shareholders. As a result of this compromise agreement, the Company's aggregate income tax deductions related to the provision of postretirement health and welfare benefits to former employee-shareholders will be reduced to some extent. The Company believes that this agreement as well as other adjustments agreed to with the Service will not have a material adverse impact on the Company's financial condition or cash flow.

Litigation Regarding the ESOP Notes.

See the Company's quarterly report for the period ended December 31, 1996 regarding this matter.


Item 2.     Changes in Securities

None

Item 3.     Defaults Upon Senior Securities

None

Item 4.     Submission of Matters to a Vote of Security Holders

None

Item 5.     Other Information

On April 18, 1997, San Diego County (the "County") issued a Descriptive Memorandum for the sale of its solid waste assets. If the County succeeds in selling the solid waste assets, the contract between the Company and the County whereby the Company manages the County's solid waste assets could be terminated. The Company believes the contract termination would not have a material adverse effect on the Company's financial condition, results of operations or cash flow.*

Item 6.     Exhibits and Certain Reports

(a)        Exhibits:

           10.1  Third Amendment to Revolving Credit Agreement, dated
                 May 12, 1997.
           27.0  Financial Data Schedule

(b)        Reports on Form 8-K:

On April 25, 1997, the Company filed a current report relating to the initiation of a strike against certain operations in San Francisco. On April 28, 1997, the Company filed a current report relating to a contract agreement ending the union strike in San Francisco.

                                  SIGNATURES

                                                NORCAL WASTE SYSTEMS, INC.

                                                        (Company)

                                                  /s/ Mark R. Lomele

                                                      Mark R. Lomele

                                                Senior Vice President and
                                                  Chief Financial Officer


Dated: May 15, 1997