Form 10-Q
period 1997-06-30
NORCAL WASTE SYSTEMS INC
filed 1997-08-14
CIK 932923

           This Quarterly Report is filed by Norcal Waste Systems, Inc.
               pursuant to certain contractual requirements and not
                 pursuant to the Securities Exchange Act of 1934
                    and the rules and regulations thereunder.

                               QUARTERLY REPORT

                 For the quarterly period ended June 30, 1997

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

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date. On August 12, 1997, there were 24,134,973 shares of $.01 par value Common Stock outstanding.

NORCAL WASTE SYSTEMS, INC. AND SUBSIDIARIES
(a wholly owned subsidiary of the Norcal Waste Systems, Inc.
Employee Stock Ownership Plan and Trust)

CONSOLIDATED BALANCE SHEETS
(in thousands)
(unaudited)
                                                      June 30,   September 30,
                                                        1997         1996
                                                     ----------  -------------
Assets
Current assets:
  Cash and cash equivalents                             $20,925       $14,378
  Marketable securities                                   5,552         6,889
  Trust accounts, current portion                         3,808         4,066
  Accounts receivable, less allowance for doubtful
    accounts of $1,966 at June 30, 1997 and $1,611
    at September 30, 1996                                39,075        37,554
  Other receivables                                         924         1,566
  Parts and supplies                                      2,515         2,434
  Prepaid expenses                                        4,568         3,836
                                                       --------      --------
      Total current assets                               77,367        70,723
                                                       --------      --------

Property and equipment:
  Land                                                   44,558        42,691
  Landfills                                              24,692        24,481
  Buildings and improvements                             45,829        43,189
  Vehicles and equipment                                111,687       107,822
  Construction in progress                                4,568         4,412
                                                       --------      --------
      Total property and equipment                      230,891       222,595
  Less accumulated depreciation and amortization         93,735        85,448
                                                       --------      --------
      Property and equipment, net                       137,156       137,147
                                                       --------      --------

Franchises, permits and other intangibles, net           77,792        76,166
Trust accounts                                           28,724        24,209
Prepaid pension costs                                     2,442         3,090
Deferred financing costs, net                             8,596         9,636
Other assets                                                467           264
                                                       --------      --------
      Total other assets                                118,039       113,365
                                                       --------      --------
      Total assets                                     $332,562      $321,235
                                                       ========      ========

<F1>
See accompanying notes to consolidated financial statements.

NORCAL WASTE SYSTEMS, INC. AND SUBSIDIARIES
(a wholly owned subsidiary of the Norcal Waste Systems, Inc.
Employee Stock Ownership Plan and Trust)

CONSOLIDATED BALANCE SHEETS
(in thousands)
(unaudited)
                                                      June 30,   September 30,
                                                        1997         1996
                                                     ----------  -------------
Liabilities and Stockholder's Equity
Current liabilities:
  Current portion:
    Long-term debt                                         $306           $354
    Capital lease obligations                             1,013            935
  Accounts payable                                        8,065         12,133
  Accrued expenses                                       43,994         44,632
  Deferred revenues                                       3,318          2,722
  Other accrued liabilities                               4,775          5,091
                                                       --------       --------
      Total current liabilities                          61,471         65,867
                                                       --------       --------
Long-term debt                                          174,025        172,386
Obligations under capital leases                          2,295          3,065
Deferred income taxes                                    12,021         12,503
Landfill closure liability                               19,911         18,668
Postretirement medical benefits                          33,061         33,318
Other liabilities                                        11,950          9,311
                                                       --------       --------
      Total liabilities                                 314,734        315,118
                                                       --------       --------
Commitments and contingencies
Stockholder's equity:
  Common stock, $.01 par value; 100,000,000 shares
    authorized;
    24,134,973 shares issued and outstanding                241            241
  Additional paid-in-capital                            166,378        166,378
  Accumulated deficit                                  (109,555)      (112,915)
  Unrealized gains and losses on securities                (169)           581
                                                       --------       --------
                                                         56,895         54,285
Less net scheduled contribution to the ESOP             (39,067)       (48,168)
                                                       --------       --------
      Total stockholder's equity                         17,828          6,117
                                                       --------       --------
      Total liabilities and stockholder's equity       $332,562       $321,235
                                                       ========       ========

<F1>
See accompanying notes to consolidated financial statements.

NORCAL WASTE SYSTEMS, INC. AND SUBSIDIARIES
(a wholly owned subsidiary of the Norcal Waste Systems, Inc.
Employee Stock Ownership Plan and Trust)

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands)
(unaudited)

                                      Three Months Ended   Nine Months Ended
                                           June 30              June 30
                                        1997      1996       1997      1996
                                      -------   -------   --------  --------
Revenues                              $79,959   $71,228   $231,027  $208,632
Cost of operations:
  Operating expenses                   54,726    49,537    162,831   146,016
  Depreciation and amortization         5,035     4,280     14,647    13,710
  ESOP compensation expense             3,476      (232)    10,426     3,311
  General and administrative            8,420     7,860     24,572    22,784
                                      -------   -------   --------  --------
    Total cost of operations           71,657    61,445    212,476   185,821

Operating income                        8,302     9,783     18,551    22,811

  Interest expense                     (6,459)   (6,403)   (19,159)  (17,882)
  Interest income                         705       443      1,526     1,238
  Gain (loss) on dispositions, net         49       321        156      (519)
  Settlement of litigation                  -         -          -    (3,648)
  Other income (expense)                  (47)     (398)     2,286      (906)
                                      -------   -------   --------  --------
    Income from operations
     before income taxes and
        and extraordinary item          2,550     3,746      3,360     1,094
Income tax expense                          -         -          -         -
                                      -------   -------   --------  --------
    Income before
      extraordinary item                2,550     3,746      3,360     1,094
Extraordinary gain on early
  extinguishment of long-term
    debt net of $0 income taxes             -         -          -    31,379
                                      -------   -------   --------  --------
    Net income                         $2,550    $3,746     $3,360   $32,473
                                      =======   =======   ========  ========

<F1>
See accompanying notes to consolidated financial statements.

NORCAL WASTE SYSTEMS, INC. AND SUBSIDIARIES
(a wholly owned subsidiary of the Norcal Waste Systems, Inc.
Employee Stock Ownership Plan and Trust)

CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY
For the nine months ended June 30, 1997
(in thousands)
(unaudited)
                                                                             Unrealized        Net
                                                   Additional                gains and     scheduled
                                  Common Stock      paid-in    Accumulated   losses on    contribution
                                Shares    Amount    capital      deficit     securities   to the ESOP     Total
Balances, September 30, 1996    24,135      $241    $166,378    ($112,915)         $581     ($48,168)      $6,117

Contributions to reduce
  ESOP debt, net                     -         -           -            -             -        9,101        9,101
Net income                           -         -           -        3,360             -            -        3,360
Net activity on available
  for sale securities                -         -           -            -          (750)           -         (750)
                               -------  --------   ---------   ----------    ----------    ---------    ---------
Balances, June 30, 1997         24,135      $241    $166,378    ($109,555)        ($169)    ($39,067)     $17,828
                               =======  ========   =========   ==========    ==========    =========    =========

<F1>
See accompanying notes to consolidated financial statements.

NORCAL WASTE SYSTEMS, INC. AND SUBSIDIARIES
(a wholly owned subsidiary of the Norcal Waste Systems, Inc.
Employee Stock Ownership Plan and Trust)

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)
                                                          Nine Months Ended
                                                               June 30,
                                                            1997      1996
                                                         ---------  --------
Cash flows from operating activities:
  Net income                                                $3,360   $32,473
    Extraordinary gain on early extinguishment of
    long-term debt                                               -   (31,379)
                                                         ---------  --------
     Income before extraordinary gain                        3,360     1,094
  Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation and amortization                           14,647    13,710
    ESOP compensation expense                               10,163     3,091
    Senior notes interest and amortized financing costs     (4,473)    3,881
    Other                                                   (2,775)   (2,371)
    Changes in assets and liabilities, net of
      effects of acquisitions and dispositions                (139)   (9,898)
                                                         ---------  --------
        Net cash provided by operating activities           20,783     9,507
                                                         ---------  --------
Cash flows from investing activities:
  Acquisitions of property and equipment                   (11,474)  (15,467)
  Payments for businesses acquired                          (3,495)        -
  Proceeds from dispositions                                   361     1,204
  Withdrawals from restricted cash and trust accounts            -     9,554
  Proceeds from the sales of marketable securities           1,350         -
  Other                                                         42      (327)
                                                         ---------  --------
        Net cash used in investing activities              (13,216)   (5,038)
                                                         ---------  --------

Cash flows from financing activities:
  Proceeds from senior debt                                      -   170,172
  Principal payments on long-term debt and capitalized
    leases                                                  (1,020)  (97,459)
  Principal payments on subordinated debt                        -   (73,061)
  Proceeds from long-term debt and capitalized leases            -       676
  Payment on notes receivable from ESOP                          -     3,531
  Deferred financing costs                                       -    (9,944)
                                                         ---------  --------
        Net cash used in financing activities               (1,020)   (6,085)
                                                         ---------  --------

Net increase (decrease) in cash and cash equivalents         6,547    (1,616)
Cash and cash equivalents, beginning balance                14,378     8,416
                                                         ---------  --------
Cash and cash equivalents, ending balance                  $20,925    $6,800
                                                         =========  ========
  Supplemental schedule of net cash paid for:

    Interest                                               $23,783   $13,597
                                                         =========  ========
    Income taxes                                                 -    $3,713
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

(2) Nature of Business

Through its subsidiaries, the Company provides integrated waste services to residential, commercial, municipal and industrial customers in California. The Company's services include refuse collection, recycling and other waste diversion, transfer station and hauling operations, and operation of Company-owned landfills and third party landfill management services (including engineering and construction management services). The Company continues to be, with limited exceptions, the sole provider of commercial and residential refuse collection for the City and County of San Francisco.

(3) Business Acquisitions

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

In February and April 1997, the Company acquired certain assets from businesses operating in the collection and disposal of medical wastes.
At June 30, 1997, the Company had paid $0.9 million in cash and expects to make a final payment of $0.2 million based on the terms in one of the acquisition agreements.

(4) Long-term Debt and Subordinated Notes Refinancing

         Long-term debt at June 30, 1997 and September 30, 1996 is summarized as follows:

                                    (in thousands)


                                                       June 30    September 30
                                                      ----------- ------------

Senior Notes due November 15, 2005, interest
 at 13.25% adjusting to 13.5% by November 16, 1997
 if certain conditions are not met                       $170,604     $170,392
Note payable for business acquired due in monthly
 installments through 2016, interest imputed at 8.75%       1,666            -
Notes payable to former shareholders, due in
 monthly installments through 2017, interest
 at 6% to 8.5%                                                807          850
Other Notes                                                 1,254        1,498
                                                       ----------  -----------
         Total debt                                       174,331      172,740
         Less current portion                                 306          354
                                                       ----------  -----------
Long-term debt                                           $174,025     $172,386
                                                       ==========  ===========

On November 21, 1995, the Company completed a private debt offering of $175.0 million in Senior Notes (the "Senior Notes"). The Senior Notes mature in November 2005 with interest payable semi-annually. The Senior Notes are redeemable at the option of the Company, in whole or in part, at any time during or after November 2000. Prior to this date, the Senior Notes may be partially redeemed in the event of a public offering, or would be required to be redeemed in the event of a change in control of the Company. The Senior Notes are unsecured and rank pari passu in right of payment to all existing and future senior indebtedness of the Company. The Senior Notes are guaranteed, on a senior unsecured basis, by the Company's wholly-owned subsidiaries. The Indenture governing the Senior Notes contains provisions which, among other things, (i) limit the Company's and its subsidiaries' ability to declare or pay dividends or other distributions (other than dividends or distributions payable to Norcal or any wholly owned subsidiary of Norcal), (ii) limit the purchase, redemption or retirement of capital stock and (iii) limit the incurrence of additional debt. In September 1996, the Company completed the exchange of all of its outstanding privately-placed Senior Notes for Senior Notes with identical terms and provisions, which exchange was registered under the Securities Act of 1933. The interest rate on the Senior Notes is currently 13.25% and will increase .25% per annum on November 16, 1997 to a maximum of 13.5%. The interest rate reverts to 12.5% if Norcal (in one or more transactions) offers to purchase (whether or not any actual purchases are made) or redeems an aggregate of $25.0 million in principal amount of Senior Notes out of the proceeds of equity sales.

The Company received net proceeds of $170.2 million (after original issue discount of $4.8 million) in connection with the sale of the Senior Notes. The Company used the proceeds from the Senior Notes, proceeds from the liquidation of an indemnification trust and cash balances to repay $94.0 million of long-term debt, $2.2 million of capital leases, redeem and/or extinguish subordinated notes for $73.1 million and make an additional $3.6 million payment in connection with the settlement of litigation. The recorded value of the subordinated notes was $102.9 million, accordingly the Company recorded an extraordinary gain of $31.4 million in November 1995. Deferred financing costs at June 30, 1997 include commissions and other costs related to the offering and new Credit Agreement (see below) and are amortized over the life of the Senior Notes and new Credit Agreement using the straight-line method.

In conjunction with the private debt offering, the Company entered into a new Credit Agreement (the "Credit Agreement") with a group of lenders and the First National Bank of Boston as Agent. The agreement, as amended, provides for a revolving credit facility in an amount of up to $100.0 million (depending upon certain financial ratios), up to $25.0 million of which may be used for letters of credit. At June 30, 1997, the Company had utilized $6.8 million of its credit facility for letters of credit and had availability under the agreement (based on limitations imposed by certain financial ratios) of $67.2 million along with $18.2 million which may be utilized for additional letters of credit.

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

(6) Commitments and Contingencies

On April 24, 1997 employees represented by the Sanitary Truck Drivers and Helpers Union Local 350 International Brotherhood of Teamsters ("Local 350") initiated a strike against certain San Francisco operations of the Company. The strike was resolved on April 26, 1997 when Local 350 voted to accept a five-year contract. A provision of the contract related to an increase in pension benefits. The Company believes that it was agreed that the increase to certain pension benefits was to be prospective. Subsequently, Local 350 asserted that they understood the increase to be retroactive. The Company intends to pursue a resolution of this dispute through arbitration.

Under Generally Accepted Accounting Principles ("GAAP") any deficiency between the liability for pension benefits (defined as the Accumulated Benefit Obligation ("ABO")) and the market value of plan assets can result in a charge to the Minimum Pension Liability in the equity section of the Company's balance sheet. The Company estimates that the increase to the ABO as a result of the union negotiations is approximately $3.2 million dollars, which the Company believes will not result in a charge to the Minimum Pension Liability. If Local 350 were to prevail in the arbitration discussed above, the Company estimates that the ABO would increase by an additional $7.7 million dollars. Furthermore, should the union prevail in the arbitration, the Company estimates that a substantial charge to the Minimum Pension Liability would result. The above estimates are based on a discount rate of 8%. The discount rate applied under GAAP is volatile given market conditions today and subject to periodic revision. A change in the discount rate can result in significant fluctuations in the ABO.

Although the ultimate outcome of such a proceeding cannot be determined at this time and the results of legal proceedings cannot be predicted with certainty, the Company, after consultation with outside labor counsel, believes it should prevail and therefore the resolution of this matter will not have a material adverse effect on the financial condition or results of operations of the Company. However, if the Company does not prevail, as discussed above, there could be a material adverse impact on the financial condition and results of operations of the Company. Arbitration could conclude that there has been no meeting of the minds on this provision of the contract and the provision could have to be renegotiated. If the matter is not satisfactorily renegotiated, the Company could be subject to another work stoppage.

(7) Reclassifications

Certain reclassifications have been made to the prior year financial statements to conform to the fiscal 1997 presentation.

Item II. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion pertains to the Company's operations for the three and nine months ended June 30, 1997 and 1996 and should be read in conjunction with the Company's September 30, 1996 audited consolidated financial statements contained in the Company's Form 10-K for the fiscal year ended September 30, 1996, the unaudited quarterly reports for the periods ended December 31, 1996 and March 31, 1997 and the unaudited consolidated financial statements and related notes thereto included elsewhere herein. On November 21, 1995, the Company issued 12.5% Series A Senior Notes in an aggregate principal amount of $175.0 million, for which it received proceeds, after original issue discount, of approximately $170.2 million (the "Offering").
The Company used the proceeds from the Offering (less certain associated expenses), together with certain cash balances, to retire approximately $199.1 million of its then outstanding indebtedness and certain of the ESOP's indebtedness to third parties. Concurrent with the Offering, the Company entered into a new bank credit agreement providing for a revolving credit facility with a maximum availability of $100.0 million, of which up to $25.0 million may be used for letters of credit. These transactions are collectively referred to as the "Refinancing Transaction."

Forward Looking Statements. Those statements followed by an asterisk (*) are forward looking statements. Any such statements should be considered in light of various risks and uncertainties that could cause results to differ materially from expectations, estimates or forecasts expressed. These risks and uncertainties include, but are not limited to: changes in general economic conditions, inability to obtain timely rate increases sufficient to cover costs, fluctuations in commodities prices, changes in the amount of ESOP compensation expense recorded by the Company, uncertainties of legal proceedings and unfavorable resolutions of such proceedings, changes in environmental regulations or related laws and competition. The Company does not undertake to update any forward-looking statement that may be made from time to time by it or on its behalf.

Introduction

Norcal Waste Systems, Inc. ("Norcal") and its subsidiaries (collectively referred to herein as the "Company") provide solid waste management services throughout California, including collection, transfer, disposal, landfill management, recycling and other waste services. The Company owns 5 landfills and operates an additional 18 for local government entities. The Company currently serves an estimated 445,000 customers.

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

The following tables present, for the periods indicated, the percentage relationship to total consolidated revenues, along with the period to period change in dollars and percentages:

NORCAL WASTE SYSTEMS, INC. AND SUBSIDIARIES
Summary Statements of Operations
                              Three Months Ended         Nine Months Ended
                                June 30, 1997              June 30, 1997
                             --------------------     --------------------
Revenues:
  Waste collection and
    disposal operations             76.8%     79.1%       77.0%     80.3%
  Third party landfill
    management operations           17.8%     15.1%       18.0%     13.4%
  Recycled commodities sales         5.4%      5.8%        5.0%      6.3%
                                  --------  --------    --------  --------
      Total revenues               100.0%    100.0%      100.0%    100.0%
                                  --------  --------    --------  --------

Cost of operations:
  Operating expenses                68.4%     69.6%       70.5%     70.0%
  Depreciation and amortization      6.3%      6.0%        6.4%      6.6%
  ESOP compensation expense          4.4%     -0.3%        4.5%      1.6%
  General and administrative        10.5%     11.0%       10.6%     10.9%
                                  --------  --------    --------  --------
      Total cost of operations      89.6%     86.3%       92.0%     89.1%
                                  --------  --------    --------  --------
        Operating income            10.4%     13.7%        8.0%     10.9%

  Interest expense                  -8.1%     -9.0%       -8.3%     -8.6%
  Interest income                    0.9%      0.6%        0.7%      0.6%
  Gain (loss) on dispositions, net   0.1%      0.5%        0.1%     -0.2%
  Settlement of litigation             -         -           -      -1.7%
  Other income (expense)            -0.1%     -0.5%        1.0%     -0.4%
                                  --------  --------    --------  --------
    Income from operations
      before income taxes and
      extraordinary item             3.2%      5.3%        1.5%      0.6%
Income tax expense                     -         -           -         -
                                  --------  --------    --------  --------
    Income before
     extraordinary item              3.2%      5.3%        1.5%      0.6%
                                  --------  --------    --------  --------
Extraordinary gain on early
  extinguishment of long-term
  debt net of $0 income taxes          -         -           -      15.0%
                                  --------  --------    --------  --------
        Net income                   3.2%      5.3%        1.5%     15.6%
                                  ========  ========    ========  ========

NORCAL WASTE SYSTEMS, INC. AND SUBSIDIARIES
Summary Statements of Operations
(in thousands)
                             Period to period change   Period to period change
                              for the Three Months       for the Nine Months
                              Ended June 30, 1997        Ended June 30, 1997
                                   $         %              $         %
                             -----------------------   -----------------------
Revenues:
  Waste collection and
    disposal operations             5,078       9.0%      10,248       6.1%
  Third party landfill
    management operations           3,495      32.6%      13,575      48.6%
  Recycled commodities sales          158       3.8%      (1,428)    -10.8%
                                  --------  --------     --------  --------
      Total revenues                8,731      12.3%      22,395      10.7%
                                  --------  --------     --------  --------

Cost of operations:
  Operating expenses                5,189      10.5%      16,815      11.5%
  Depreciation and amortization       755      17.6%         937       6.8%
  ESOP compensation expense         3,708    1598.3%       7,115     214.9%
  General and administrative          560       7.1%       1,788       7.8%
                                  --------  --------     --------  --------
      Total cost of operations     10,212      16.6%      26,655      14.3%
                                  --------  --------     --------  --------
        Operating income           (1,481)    -15.1%      (4,260)    -18.7%

  Interest expense                    (56)     -0.9%      (1,277)     -7.1%
  Interest income                     262      59.1%         288      23.3%
  Gain (loss) on dispositions, net   (272)    -84.7%         675     130.1%
  Settlement of litigation              -         -        3,648     100.0%
  Other income                        351      88.2%       3,192     352.3%
                                  --------  --------     --------  --------
    Income from operations
      before income taxes and
      extraordinary item           (1,196)    -31.9%       2,266     207.1%
Income tax expense                      -         -            -         -
                                  --------  --------     --------  --------
    Income before
     extraordinary item            (1,196)    -31.9%       2,266     207.1%
                                  --------  --------     --------  --------
Extraordinary gain on early
  extinguishment of long-term
  debt net of $0 income taxes           -         -      (31,379)   -100.0%
                                  --------  --------     --------  --------
        Net income                 (1,196)    -31.9%     (29,113)    -89.7%
                                  ========  ========     ========  ========

Revenues. Revenues for the three months ended June 30, 1997 increased $8.7 million (12.3%) to $80.0 million from $71.2 million for the three months ended June 30, 1996. The increase in revenues was primarily due to higher waste collection and disposal revenues and third-party landfill management services revenues. Waste collection and disposal revenues were higher due to rate increases in several service areas (primarily an 11.0% increase in San Francisco, effective March 1, 1997), volume increases, particularly in San Francisco and operations acquired in November 1996. Third party landfill management services revenues were higher due to expanded landfill operations and solid waste management activities in San Bernardino County along with a contractual rate increase effective July 1, 1996 and the expansion into Kern County, California with a new landfill management contract effective May 1, 1997. Recycling revenues increased slightly with higher commodity prices offset by the elimination of a recycling program in one service area in October 1996.

Operating expenses. Operating expenses for the three months ended June 30, 1997 increased $5.2 million (10.5%) to $54.7 million from $49.5 million for the three months ended June 30, 1996. As a percentage of revenues, operating expenses decreased to 68.4% for the three months ended June 30, 1997 from 69.6% for the three months ended June 30, 1996. The increased costs were primarily due to higher project management costs of $2.0 million resulting from an increased level of project management activities in San Bernardino County. Payroll and related costs were higher by $1.3 million as a result of wage increases. Disposal costs were $0.6 million higher due to volume and tipping fee increases.

ESOP compensation expense. ESOP compensation expense is primarily based on the cost of shares allocated as determined by the Company's contribution to the ESOP, along with contributions to fund distributions to retired, terminated and withdrawing participants. ESOP compensation expense increased $3.7 million for the three months ended June 30, 1997 as compared to the same period in 1996. ESOP compensation expense for the period ended June 30, 1997 was higher due to an anticipated additional $1.7 million tax deductible contribution to be made to the ESOP that would allow the ESOP to prepay a portion of its loans to the Company.* No such accrual was made for the three months ended June 30, 1996 as the Company made a prepayment contribution to the ESOP and recorded a corresponding expense for the entire fiscal year in September 1996. In addition, ESOP compensation expense in 1996 included a reduction of $1.0 million which reflected the year to date effects of an unanticipated decrease in the Company's contribution to the ESOP. The reduction resulted from the ESOP's use of $3.5 million received from the settlement of litigation to reduce ESOP debt to the Company.

General and administrative. General and administrative expenses for the three months ended June 30, 1997 increased $0.6 million (7.1%) to $8.4 million from $7.9 million for the three months ended June 30, 1996. As a percentage of revenues, general and administrative expenses decreased to 10.5% for the three months ended June 30, 1997 from 11.0% for the three months ended June 30, 1996. The increased costs were attributable primarily to higher professional services due to increased legal and other corporate matters.

Operating income. Operating income decreased $1.5 million (15.3%) to $8.3 million for the three months ended June 30, 1997 from $9.8 million for the three months ended June 30, 1996. The primary cause of the decrease in operating income for the three months ended June 30, 1997 was the substantially higher ESOP compensation expense.

(Gain) loss on dispositions. The gain on dispositions for the three months ended June 30, 1996, consisted primarily of a $0.3 million gain from the sale of real estate.

Income tax expense. There was no income tax expense for the three months ended June 30, 1997 or 1996. The Company has experienced an effective tax rate of zero for the three months ended June 30, 1997 and 1996 as a result of realizing certain of its deferred tax assets for which a valuation allowance has previously been established.

Net income. Net income decreased $1.2 million to $2.5 million for the three months ended June 30, 1997 compared to $3.7 million for the three months ended June 30, 1996. The decrease in net income for the three months ended June 30, 1997 is primarily due to the lower operating income partially offset by lower non-operating expenses.

Nine months ended June 30, 1997 and 1996

Revenues. Revenues for the nine months ended June 30, 1997 increased $22.4 million (10.7%) to $231.0 million from $208.6 million for the nine months ended June 30, 1996. The increase in revenues was primarily due to higher waste collection and disposal revenues and third-party landfill management services revenues partially offset by lower recycled commodities sales revenues. Waste collection and disposal revenues were higher due to unusual flood clean-up and disposal activities in the Central Valley of California, rate increases in several service areas (primarily an 11.0% increase in San Francisco, effective March 1, 1997), volume increases, particularly in San Francisco and from operations acquired in November 1996. Third party landfill management services revenues were higher due to expanded landfill operations and solid waste management activities in San Bernardino County along with a contractual rate increase effective July 1, 1996. Recycling revenues were down due to lower commodity prices and the elimination of a recycling program in one service area in October 1996.

Operating expenses. Operating expenses for the nine months ended June 30, 1997 increased $16.8 million (11.5%) to $162.8 million from $146.0 million for the nine months ended June 30, 1996. As a percentage of revenues, operating expenses increased to 70.5% for the nine months ended June 30, 1997 from 70.0% for the nine months ended June 30, 1996. The increased costs were primarily due to higher project management costs of $8.5 million resulting from an increased level of project management activities in San Bernardino County. Payroll and related costs were higher by $4.6 million as a result of wage increases as well as additional labor related to unusual flood clean-up and disposal activities. Disposal costs were $1.3 million higher due to volume and tipping fee increases.

ESOP compensation expense. ESOP compensation expense is primarily based on the cost of shares allocated as determined by the Company's contribution to the ESOP, along with contributions to fund distributions to retired, terminated and withdrawing participants. ESOP compensation expense increased $7.1 million for the nine months ended June 30, 1997 as compared to the same period in 1996. ESOP compensation expense for the period ended June 30, 1997 was higher due to an anticipated additional $4.8 million tax deductible contribution to be made to the ESOP that would allow the ESOP to prepay a portion of its loans to the Company.* No such accrual was made for the nine months ended June 30, 1996 as the Company made a prepayment contribution to the ESOP and recorded a corresponding expense for the entire fiscal year in September 1996. In addition, ESOP compensation expense in 1996 included a reduction of $1.0 million which reflected the year to date effects of an unanticipated decrease in the Company's contribution to the ESOP. The reduction resulted from the ESOP's use of $3.5 million received from the settlement of litigation to reduce ESOP debt to the Company.

General and administrative. General and administrative expenses for the nine months ended June 30, 1997 increased $1.8 million (7.9%) to $24.6 million from $22.8 million for the nine month ended June 30, 1996. As a percentage of revenues, general and administrative expenses decreased to 10.6% for the nine months ended June 30, 1997 from 10.9% for the nine months ended June 30, 1996. The increased costs were attributable primarily to higher professional services due to increased legal and other corporate matters.

Operating income. Operating income decreased $4.3 million (18.9%) to $18.5 million for the nine months ended June 30, 1997 from $22.8 million for the nine months ended June 30, 1996. The primary cause of the decrease in operating income for the nine months ended June 30, 1997 was the substantially higher ESOP compensation expense.

Interest expense. Interest expense increased by $1.3 million (7.3%) to $19.2 million for the nine months ended June 30, 1997 from $17.9 million for the nine months ended June 30, 1996. The increase was due to the interest associated with the Senior Notes issued in November 1995, a higher interest rate on the Senior Notes in the current period and interest from a note issued for an acquisition dated November 18, 1996.

(Gain) loss on dispositions. The loss on dispositions for the nine months ended June 30, 1996, included a loss of $0.8 million on the sale/exchange of real estate and a gain of $0.3 million from the sale of real estate.

Settlement of litigation. Settlement of litigation for the nine months ended June 30, 1996 reflects the payment of $3.6 million made to the holders of ESOP notes.

Other income (expense). Other income increased $3.2 million to income of $2.3 million for the nine months ended June 30, 1997 from expense of $0.9 million for the nine months ended June 30, 1996. Other income for the current period included a gain from the sale of marketable securities of $1.3 million and $1.0 million for a settlement from a third party in connection with a landfill engineering matter at one of the Company's landfills. For the nine months ended June 30, 1996, other expense included $0.3 million for losses incurred from the sales of investments held in trust accounts and $0.3 in expenses related to debt refinanced by the Senior Notes.

Income tax expense. There was no income tax expense for the nine months ended June 30, 1997 or 1996. The Company has experienced an effective tax rate of zero for the nine months ended June 30, 1997 and 1996 as a result of realizing certain of its deferred tax assets for which a valuation allowance has previously been established.

Extraordinary gain. The Company recorded an extraordinary gain of $31.4 million for the nine months ended June 30, 1996 as a result of the early extinguishment of subordinated notes.

Net income. The Company recorded net income of $3.4 million for the nine months ended June 30, 1997 compared to net income of $32.5 million for the nine months ended June 30, 1996. The net income for the nine months ended June 30, 1996 is primarily attributable to the extraordinary gain.

Liquidity and Capital Resources

The Company's cash requirements consist principally of working capital requirements, interest on outstanding indebtedness, capital expenditures and deposits to trust funds to satisfy certain environmental statutes and regulations. The Company had working capital of $15.9 million at June 30, 1997 compared to $4.9 million at September 30, 1996.

As part of the refinancing transaction the Company entered into a Credit Agreement that provides for up to $100.0 million of additional borrowings which, subject to certain limitations and covenant restrictions (including financial ratios), can be drawn by the Company to fund ongoing operations, invest in capital equipment and/or facilities and to finance acquisitions. At June 30, 1997 the Company had utilized $6.8 million of its credit facility for letters of credit and had availability under the agreement (based on limitations imposed by certain financial ratios) of $67.2 million along with $18.2 million which was available to be utilized for additional letters of credit. Changes in availability under the Credit Agreement are a function of, among other things, changes in operating results. Availability is expected to be adversely affected by the increasing effect of the disallowance of ESOP expense reimbursement in San Francisco rates.

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

Cash Flow from Operating Activities. Cash provided by operating activities was $20.8 million for the nine months ended June 30, 1997 compared to $9.5 million for the same period last year. The increase was primarily due to the higher non-cash ESOP compensation expense in 1997 along with income from operations of $3.4 million for 1997 as compared to income from operations of $1.1 million in 1996. As a result of the Orders, annual operating income and cash flow will be adversely affected by as much as $4.0 million in future years (the amount of ESOP expense recovery denied reimbursement.)* While in any particular period the Company's cash flow from operations may be adversely affected by the semi-annual interest payment on the Senior Notes, the Company expects future cash flow generated from operating activities and available financing will be adequate to support ongoing activities of the Company for the next 18 months.*

Cash Flow from Investing Activities. Cash used in investing activities was $13.2 million for the nine months ended June 30, 1997 compared to cash used of $5.0 million for the same period last year. During the current period, the Company utilized $2.6 million to purchase substantially all of the assets of a solid waste collection company in Butte County in November 1996 and utilized $0.9 million to acquire other assets of medical waste businesses, used $11.5 million for capital expenditures, and generated $1.3 million from the sale of marketable securities. For the comparable period last year, the Company generated $6.8 million from the liquidation of trust funds that were released upon termination of an indemnification trust by current and former directors of the Company. In addition, $2.7 million was received from restricted cash accounts which were released upon completion of the Refinancing Transaction and applied to the then outstanding debt balance. The Company also generated $1.2 million from the sale of miscellaneous assets and used $15.5 million for capital expenditures.

Cash Flow from Financing Activities. Cash used in financing activities was $1.0 million for the nine months ended June 30, 1997. Current year activity consisted of scheduled note and capital lease payments. For the nine months ended June 30, 1996, the Company completed the Refinancing Transaction which resulted in $8.4 million of cash used in financing activities. In addition, the Company received $3.5 million from the ESOP as payment on notes receivable which the ESOP paid from the proceeds of the litigation settlement mentioned above.

Certain Other Cash Requirements. The Company is in discussions with the City of San Francisco regarding plans for the construction of materials recovery and other facilities for use in connection with the Company's San Francisco operations and to facilitate compliance with mandated recycling requirements. If the Company and the City reach agreement on the scope and terms of the project, the Company believes construction of the facilities could begin in 12 to 18 months from that time. Over the term of the Senior Notes, the Company estimates it will need to invest substantial capital to acquire waste processing and household hazardous waste facilities, maintenance and administrative complexes and equipment, including those necessary to meet mandated recycling requirements. The Company intends to seek continued rate recovery, potentially through a new rate making methodology in San Francisco, for amounts expended on these projects and will seek to finance such costs through additional secured borrowings, including $30.0 million of borrowing for certain "Designated Capital Expenditures" (as defined in the Indenture) and/or alternative financing mechanisms as allowed under the Indenture.*

The Company observed significant cracking of an earthfill berm under construction at one of the Company's landfills. A third party design engineer retained by the Company has concluded the cracking is the result of settlement of the earthfill overlying old refuse. The earthfill was placed by a contractor in accordance with design plans and specifications prepared by the original design engineer as part of a corrective action plan required by the Regional Water Quality Control Board. In June 1997, an independent third party engineer estimated the costs to mitigate cracking of the berm, to reconstruct a portion of a groundwater interception trench and to provide long-term monitoring and maintenance to range between $0.9 million and $1.2 million. The Company intends to pursue recovery of any costs (including the impact of lost airspace) from the original design engineer. It is management's opinion that this matter will be resolved and will not have any adverse impact on the Company.

The Company expects it will expend approximately $3.0 million to upgrade and enhance the Company's information systems over the next 18 to 24 months.*

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

Inflation and Prevailing Economic Conditions

Historically, the Company has experienced cost increases due to the effects of inflation on its operating expenses, particularly the cost of compensation and benefits, and the replacement of or additions to property and equipment. Fuel costs which fluctuate with inflation and other market conditions also have affected operating results. Most of the Company's operations are subject to rate setting processes which allow for the recovery of certain costs including labor and fuel. However, inflationary increases in operating costs may cause the Company to incur lower operating margins, at least until such time as new rates can be implemented. Rate adjustments, if approved, can take several months.*

On April 24, 1997 employees represented by the Sanitary Truck Drivers and Helpers Union Local 350 International Brotherhood of Teamsters ("Local 350") initiated a strike against certain San Francisco operations of the Company. The strike was resolved on April 26, 1997 when Local 350 voted to accept a five-year contract. A provision of the contract related to an increase in pension benefits. The Company believes that it was agreed that the increase to certain pension benefits was to be prospective. Subsequently, Local 350 asserted that they understood the increase to be retroactive. The Company intends to pursue a resolution of this dispute through arbitration.

Under Generally Accepted Accounting Principles ("GAAP") any deficiency between the liability for pension benefits (defined as the Accumulated Benefit Obligation ("ABO")) and the market value of plan assets can result in a charge to the Minimum Pension Liability in the equity section of the Company's balance sheet. The Company estimates that the increase to the ABO as a result of the union negotiations is approximately $3.2 million dollars, which the Company believes will not result in a charge to the Minimum Pension Liability.* If Local 350 were to prevail in the arbitration discussed above, the Company estimates that the ABO would increase by an additional $7.7 million dollars. Furthermore, should the union prevail in the arbitration, the Company estimates that a substantial charge to the Minimum Pension Liability would result. The above estimates are based on a discount rate of 8%. The discount rate applied under GAAP is volatile given market conditions today and subject to periodic revision. A change in the discount rate can result in significant fluctuations in the ABO.

Although the ultimate outcome of such a proceeding cannot be determined at this time and the results of legal proceedings cannot be predicted with certainty, the Company, after consultation with outside labor counsel, believes it should prevail and therefore the resolution of this matter will not have a material adverse effect on the financial condition or results of operations of the Company. However, if the Company does not prevail, as discussed above, there could be a material adverse impact on the financial condition and results of operations of the Company. Arbitration could conclude that there has been no meeting of the minds on this provision of the contract and the provision could have to be renegotiated. If the matter is not satisfactorily renegotiated, the Company could be subject to another work stoppage.

Included in the five-year contract referred to above, is an aggregate 13.3% wage increase. The first year cost of the contract is included in the rate recently approved in San Francisco and the Company intends to seek rate recovery of scheduled future cost increases through the rate setting process.* There can be no assurance that the Company will succeed in obtaining timely rate increases sufficient to cover all costs or sufficient to maintain profit levels at historic levels.

Due to the Company's concentration in California, cyclical economic conditions in California may have an impact on the Company's results.* The Company is unable to determine the significance a California economic downturn would have on its operations.

Seasonality

The Company's revenues tend to be higher during spring and summer (third and fourth fiscal quarters) than fall and winter when lower volumes of certain types of waste, such as yard clippings and construction and demolition debris are generated. This typically results in increased volume at the Company's transfer stations, waste collection, and landfill operations during the summer.*

Accounting Matters

In October 1995, Statement of Financial Accounting Standard No. 123 "Accounting for Stock Based Compensation"(SFAS No. 123) was issued. This Statement defines a fair value based method of accounting for an employee stock option or similar equity instrument and encourages all entities to adopt that method of accounting for all of their employee stock compensation plans. However, it also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by APB Opinion No. 25 (APB 25) Accounting for Stock Issued to Employees. The Company has concluded it will continue to utilize the method of accounting prescribed by APB 25 and adopt only the disclosure requirements of SFAS No. 123 by providing pro forma disclosure of net income.

PART II - OTHER INFORMATION

Item 1.     Legal Proceedings

IRS Dispute.

In May, the Company and the Internal Revenue Service executed an agreement in principle previously reported regarding the deductibility of postretirement health and welfare benefits paid to former employee-shareholders.

Pacific Lumber Lawsuit.

A subsidiary of the Company and The Pacific Lumber Company ("Pacific Lumber") have reached an agreement in principle regarding the settlement of a lawsuit alleging property owned by Pacific Lumber has been affected by contamination of groundwater emanating from the Company's Cummings Road Landfill. Management has determined that the terms of the settlement will not have a material adverse effect on the Company's financial condition or cash flow.

Also see the Company's quarterly report for the periods ended December 31, 1996 and March 31, 1997.

Item 2.     Changes in Securities

None

Item 3.     Defaults Upon Senior Securities

None

Item 4.     Submission of Matters to a Vote of Security Holders

On June 26, 1997 by written consent of the sole shareholder of the Company, such shareholder (i) resolved that the administrator of the Company of each of the Company's 1996 Employee Stock Incentive Plan, 1996 Non-Employee Director Stock Option Plan, 1990 Stock Option Plan and the Deferred Stock Option Plan (collectively the "Plans") administer the Plans to treat a person's domestic partner as his or her spouse for all purposes under the Plans, and (ii) approved certain related amendments and interpretations to such Plans.

Item 5.     Other Information

On April 18, 1997, San Diego County (the "County") issued a Descriptive Memorandum for the sale of its solid waste assets. On August 12, 1997, the County approved the sale to Allied Waste Industries, Inc. The Company expects the contract between the Company and the County whereby the Company manages the County's solid waste assets will be terminated. The Company believes the contract termination will not have a material adverse effect on the Company's financial condition, results of operations or cash flow.*

Item 6.     Exhibits and Certain Reports

(a)        Exhibits:

           10.1  Indemnification Agreement, dated July 24, 1997.
           27.0  Financial Data Schedule

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


Dated: August 14, 1997