Form 10-K
period 1997-09-30
NORCAL WASTE SYSTEMS INC
filed 1997-12-24
CIK 932923

================================================================================

                         THIS ANNUAL REPORT IS FILED BY

                           NORCAL WASTE SYSTEMS, INC.

              PURSUANT TO CERTAIN CONTRACTUAL REQUIREMENTS AND NOT
                PURSUANT TO THE SECURITIES EXCHANGE ACT OF 1934
                    AND THE RULES AND REGULATIONS THEREUNDER

                            ------------------------

                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1997

                        COMMISSION FILE NUMBER 33-80777

                            ------------------------

                           NORCAL WASTE SYSTEMS, INC.
              (EXACT NAME OF COMPANY AS SPECIFIED IN ITS CHARTER)

                  CALIFORNIA                                    94-2922974
       (STATE OR OTHER JURISDICTION OF             (I.R.S. EMPLOYER IDENTIFICATION NO.)
        INCORPORATION OR ORGANIZATION)

                            ------------------------

               FIVE THOMAS MELLON CIRCLE, SAN FRANCISCO, CA 94134
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

        COMPANY'S TELEPHONE NUMBER, INCLUDING AREA CODE: (415) 330-1000

                            ------------------------

     Norcal Waste Systems, Inc. is currently 100% owned by an employee stock ownership plan.

     Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date: On December 15, 1997, there were 24,134,973 shares of $.01 par value Common Stock outstanding.

================================================================================

                                     PART I
ITEM 1. BUSINESS

FORWARD LOOKING INFORMATION

     Those statements followed by an asterisk (*) may be perceived to be forward looking statements. Any such statements should be considered in light of various risks and uncertainties that could cause results to differ materially from expectations, estimates or forecasts expressed. The various risks and uncertainties described below in "Risk Factors" and elsewhere in this Form 10-K include, but are not limited to: changes in general economic conditions, inability to maintain rates sufficient to cover costs, inability to obtain timely rate increases, fluctuations in commodities prices, changes in environmental regulations or related laws, inability to settle union labor contract disputes and competition. The Company does not undertake to update any forward-looking statement that may be made from time to time by or on its behalf.

HISTORY AND CERTAIN RECENT DEVELOPMENTS

     Norcal Waste Systems, Inc. ("Norcal" or the "Company"), a California corporation, is a vertically integrated waste management company. Norcal provides services to approximately 400,000 residential and 50,000 commercial and industrial customers (as of September 30, 1997) throughout the State of California through 26 operating subsidiaries. The Company's principal activities include refuse collection, recycling and other waste diversion, transfer station and hauling operations, and management of both Company-owned and third party-owned landfills.

     The Company traces its roots to the 1920s and, pursuant to a City of San Francisco Ordinance enacted in 1932 (the "Ordinance"), has provided substantially all of the residential and commercial refuse collection in San Francisco since that time. The Company currently provides waste management services to 38 cities and counties throughout California. The Company operates 22 landfills in California, four of which it owns, and owns and operates six transfer stations and three materials recovery facilities ("MRFs"). Norcal is currently 100% owned by an employee stock ownership plan (the "ESOP").

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

     Concurrent with the Offering, the Company entered into a new bank credit agreement providing for a revolving credit facility with maximum availability of $100.0 million, of which up to $25.0 million may be utilized for letters of credit (such credit agreement, as amended, is hereafter referred to as the "Credit Agreement"). The financing provided by the Offering and the Credit Agreement together with the transactions effected through the application of the initial proceeds thereof, are collectively referred to herein as the "Refinancing." The Credit Agreement was amended in November 1996 primarily to provide additional flexibility under the financial covenants contained therein and increase the Company's ability to incur certain types of additional debt (including indebtedness incurred in connection with acquisitions). As of September 30, 1997, the Company had utilized $6.8 million for letters of credit and had availability under the Credit Agreement of approximately $75.0 million, with an additional $18.2 million available for letters of credit. Changes in availability under the Credit Agreement are a function of changes in operating results, among other things. In addition, certain covenant measures in the Credit Agreement become more restrictive over time. As a result, if the Company's results of operations in fiscal year 1998 are consistent with fiscal year 1997, availability under the Credit Agreement would decrease by approximately $30.0 million.

     In September 1996, the Company exchanged all of the outstanding Series A Senior Notes for an identical principal amount of 12 1/2% Series B Senior Notes (the "Senior Notes") registered under the Securities Act of 1933.

     At September 30, 1997, the Company operated 12 landfills, three transfer stations and six community collection centers in San Bernardino County. During fiscal year 1997, with the concurrence of San Bernardino County's Waste System Division, the Company closed five of the County's landfills, thereby concentrating the allocation of the County's waste stream among the 12 remaining landfills.

     The Company employs approximately 1,300 employees under union contracts. Of this total, approximately 20% are covered under contracts that have expired or will expire by December 31, 1997. The Company is currently in the process of negotiation with representatives of the various unions. The Company completed the acquisition of the assets of a company in Butte County for approximately $4.5 million in November 1996. This was the Company's first acquisition since the completion of the Refinancing. In addition, the Company completed the acquisition of the assets of two small medical waste companies during 1997.

COLLECTION OPERATIONS

     The Company provides refuse collection services to residential, commercial and industrial customers in California. Residential customers accounted for approximately 43% of the Company's refuse collection revenues in fiscal year 1997, and commercial and industrial customers accounted for the remaining 57%.

     Services to residential customers are typically provided pursuant to municipal contracts or franchises that obligate the Company to collect from all residences in a specified area. At inception, these contracts typically extend for 5 to 20 years. As of September 30, 1997, the Company had 36 franchise agreements with municipalities and served many additional customers through operating contracts.

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

     San Francisco Operations. Since 1932, the Company has provided solid waste collection and recycling in San Francisco pursuant to the Ordinance, which provides that, with limited exceptions, only a collector that has been granted a permit for a specified route may collect or transport solid waste on that route. The Company's principal operating subsidiaries have held the only permits for substantially all the routes subject to the Ordinance since 1932, which routes serve virtually all of San Francisco. San Francisco operations represent the single largest portion of the Company's business, accounting for approximately 171,000 of its customers and approximately 39% of its total revenues for fiscal year 1997. The Ordinance permits refuse with "commercial value" (as defined in the Ordinance and interpreted by the courts) to be collected without a permit. In addition, debris boxes at construction sites do not require a permit under the Ordinance. The

Company competes for the placement of boxes at construction sites and the collection of refuse with commercial value.

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

     If a similar initiative passes in the future, the Company believes that although a portion of the Company's operations may be immediately affected, California statutory law would not allow the Company to be completely displaced by another exclusive waste collection provider for five years unless a buy-out arrangement were reached between the Company and San Francisco on mutually satisfactory terms or the permits were terminated pursuant to the existing provisions of the Ordinance. Furthermore, the Company believes it would be difficult to create an alternative to its transfer station anywhere in or around San Francisco because of community resistance, permitting requirements and the requirements of the California Environmental Quality Act. See "Risk
Factors -- Changes in Legislation and Political Uncertainty -- Potential Flow Control Legislation."

     The Company currently deposits solid waste collected in San Francisco at an independently owned landfill at favorable rates. These rates are set by an agreement between San Francisco, the Company and the third party owner of the landfill, and are subject to annual increases for inflation and regulatory costs. This agreement is one of several agreements to which the Company is a party (the "Waste Disposal Agreements") relating to certain operations in San Francisco that clarify the relationships among the City and County of San Francisco, the Company and the third-party owner of the landfill at which all non-hazardous solid waste collected in San Francisco is deposited. The Waste Disposal Agreements continue until the earlier of the year 2053 or the deposit of 15 million tons of waste in the landfill. Although estimates are uncertain, the Company believes, based on historical disposal volumes, the Waste Disposal Agreements will remain in force until at least 2011.*

     Franchise and Other Agreements. Outside of San Francisco, the Company provides most collection services pursuant to franchise and other agreements with local governmental entities that obligate the Company to collect from all residences and, often, commercial establishments within a specified area. Such agreements typically grant near-exclusivity, although some expressly allow limited activities by others, such as residential self-hauling and recycling by charitable or non-profit organizations. Certain agreements allow competition for specified categories of commercial waste such as construction debris. A local governmental entity may enter into multiple franchise or other agreements with different collection companies, each covering a distinct territory within its jurisdiction. The Company has multiple agreements with certain governmental entities, in some cases representing the entity's entire jurisdiction and in other cases representing only part of that entity's jurisdiction. The Company's collection agreements typically contain general indemnifications by the applicable operating subsidiary of the Company, as well as, in some cases, indemnification obligations with respect to costs and damages arising from hazardous waste.

     At inception, the Company's franchise and other agreements relating to its collection operations typically have terms of between five and 20 years. Although the Company's franchise and other agreements generally provide for termination under specified circumstances, such as failure to provide adequate and continuous service, failure to comply with applicable laws, or insolvency or bankruptcy, the Company has never had an agreement terminated for such causes. For fiscal year 1997, approximately 71% of the Company's collection revenues, excluding San Francisco operations, were generated under franchise and other agreements with remaining terms of five years or more. In the past ten years, the Company has been successful in renewing or extending substantially all of its franchise and other agreements. In light of increasing competitive pressure in the waste industry, and the risks of competitive bidding, there can be no assurance that the Company will be able to renew existing franchise and other agreements, or that such franchise and other agreements will yield levels of profit consistent with past levels.* See "Risk Factors."

     Changes in state or local laws could also terminate the exclusivity of these agreements or otherwise subject the Company to greater competition in its collection activities. Under California law, counties may be required to conduct competitive bidding upon the expiration of collection franchise agreements, although under certain conditions counties may extend existing franchise agreements for one additional term (not to exceed 25 years) without such bidding. The majority of the Company's franchise agreements are with municipalities other than counties and are unaffected by this law. However, any laws enacted in the future requiring competitive bidding could have a material adverse effect on the Company's financial condition or results of operations.* In addition, a California Court of Appeal ruled in 1994 that state facilities such as state universities and other schools, correctional facilities, office buildings and parks are free to conduct competitive bidding despite exclusive franchises granted under local ordinances. See "Risk Factors -- Changes in Legislation and Political Uncertainty -- Potential Competitive Bidding."

     Rates. Refuse collection customers pay a single rate that is designed to cover not only collection services, but all the services the Company performs as to the materials it collects, including transfer, landfill disposal and recycling. In most jurisdictions, rate boards, city councils or other local governmental agencies are authorized to set the rates the Company may charge at a level that allows the Company to recover projected specified costs and realize a profit margin. Such specified costs generally include all direct operating costs, such as direct collection costs (such as personnel and equipment); any applicable recycling costs; operating costs or tipping fees for transfer stations, landfills and other facilities; interest charged on leases; depreciation; trust fund obligations associated with closure and maintenance of landfills; and other costs. In San Francisco the Ordinance prescribes an involved rate-setting procedure under which a rate board determines rates for residential customers.

     The Company generally applies for rate increases every one to three years in each of its franchise areas to reflect changes in its costs of providing services. Although rate increases have generally been satisfactory, at times the Company has not succeeded in fully coordinating the timing and amount of rate increases with increases in its expenses or capital expenditures or has not succeeded in obtaining rate increases to cover increased costs, including ESOP and other corporate-related costs, resulting in reduced margins. Some of the Company's franchise agreements provide for inflation-based adjustments to a negotiated rate. The negotiated rates may be adjusted for specific regulatory and certain other cost increases. See "Risk Factors -- Changes in Legislation and Political Uncertainty -- Problems in Rate-Setting Process" and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

     Recycling and Waste Diversion. The Company provides a variety of recycling services, including materials recovery services and other waste diversion services (collectively, "recycling services"), under arrangements with various local governments and directly with commercial customers. At times a substantial portion of the Company's recycling revenues have been derived from the sale of various grades of recycled paper and paper products. Prices of recyclable commodities are volatile and cause fluctuations in the Company's recycling revenues. In addition, the costs associated with mandated recycling efforts and the resulting increase in supply of, and reduction in sales prices for, recyclable materials place pressure on the Company's operating margins in its recycling operations. See "Risk Factors -- Fluctuations in Prices for Recyclable Commodities."

     Transfer Stations. The Company owns and operates six transfer stations. Transfer station ownership allows the Company to exercise greater control over the waste stream from its collection operations and promotes greater efficiency in its recycling and waste transportation activities. As of September 30, 1997, over 80% of the waste delivered to these facilities came from the Company's collection operations. The City and

County of San Francisco requires that all refuse collected in San Francisco by refuse collectors be deposited at a transfer station owned by the Company.

LANDFILLS

     The Company operates 22 landfills in California, four of which it owns, 14 of which are owned by local governmental entities and four of which are owned by a private entity. Each of these landfills generally accepts only non-hazardous waste, with the exception of certain wastes that may be hazardous due to asbestos content.

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

     Owned Landfills. The following table sets forth certain information about the four active landfills owned by the Company:

                                                        YEAR LANDFILL BEGAN   APPROXIMATE PERMITTED
             LANDFILL                 LOCATION              OPERATIONS         LANDFILL ACREAGE(A)
      -----------------------  -----------------------  -------------------   ---------------------
      B & J..................  Vacaville, CA                   1964                    260
      Cummings Road(b).......  Eureka, CA                      1969                     30
      Ostrom Road............  Yuba County, CA                 1995                    220
      Pacheco Pass(c)........  Santa Clara County, CA          1963                     60

---------------

(a) Includes all permitted landfill acres. Total landfill area is approximately 2,400 acres, including contiguous acres. Not all contiguous acres are permittable.

(b) The Company has entered into an agreement that may result in the closure of this landfill and the diversion of waste currently deposited there as soon as October 1, 1998.

(c) Permitted acreage includes approximately 35 acres that can only be used for the disposal of concrete, asphalt and similar inert demolition waste due to the existence of geologic conditions unsatisfactory for landfill siting.

     The Company owns landfills with capacity to service each of the markets the Company currently serves. At such time as a Company-owned landfill no longer has remaining capacity the Company intends to either redirect waste being deposited at such landfill to another Company-owned landfill with substantial remaining capacity or to a third party-owned landfill. The Company's B & J and Ostrom Road landfills have Class II permits, which allow these landfills to accept non-hazardous waste that is capable of degrading water quality if not properly handled, in addition to municipal solid waste.

     Of the waste deposited at Company-owned landfills for fiscal year 1997 approximately 82% was received from the Company's collection, waste diversion and transfer station operations and 18% was received from independent third party collectors, hauling companies and self-haulers.

     Operated Landfills. The Company currently manages 18 third party-owned landfills, 17 under contracts with the permitted operators and one under lease from the landfill owner. These landfills are permitted for approximately 20,000 tons-per-day total capacity. Landfill operating agreements with third party owners generally provide for payment to the Company of a fee based on tonnage received.

     The Company has a contract with San Bernardino County, pursuant to which the Company operates all active landfills in San Bernardino County and is primarily responsible for implementing the County's strategic plan which addresses the County's long-term waste disposal needs. The Company's other responsibilities include closure and monitoring of non-active landfills and identification, permitting and construction of landfill expansions. During 1997, in cooperation with the County's Waste System Division, the Company closed five of the County's landfills, thereby concentrating the allocation of the County's waste stream among the remaining landfills. At September 30, 1997, the Company operated 12 landfills, three transfer stations and six community collection centers in San Bernardino County.

     Approximately 17% of the Company's revenues for fiscal year 1997 were derived from services performed for San Bernardino County. The Company's revenues from San Bernardino County are derived from two categories of services. The core service is the performance of ongoing landfill operations activities. Over the term of the contract the amount of revenues from this core service will vary primarily as a result of changes in volume of waste deposited at landfills and changes in the Company's per ton compensation rate. The other component of revenues represents activities associated with the planning and implementation of the strategic plan to regionalize landfill operations in San Bernardino County. This includes planning, engineering and construction management for landfill expansions, transfer station construction and landfill closures. It is anticipated that the majority of these activities will be completed over the next 6 years, during which time San Bernardino County plans to spend approximately $200 million.* While revenues generated from these activities are significant, the Company generally earns lower margins than on its collection and disposal operations due to the fact that there is little capital investment required to generate the additional revenues and revenues are provided on a cost plus profit margin basis per the agreement. In addition, this business involves substantial subcontractor, consulting and other related expenses paid to third parties. The Company's agreement with San Bernardino County terminates on June 30, 2001. The Company, at its option, may extend the agreement for up to an additional thirty years, so long as the projected waste stream to the landfills meets certain levels. However, each party may terminate the contract for default, failure to reach an agreement regarding the reconfiguration of the landfills and other facilities following a reduction in tonnage, or the bankruptcy or insolvency of the other party. In addition, beginning July 1, 1999, San Bernardino County may terminate the contract so long as it municipalizes such operations or uses a competitive procedure to select a contractor, and either party may terminate the contract for failure to reach an agreement regarding the redetermination of the Company's per ton compensation rate (which rate must be redetermined every three or four years, at the option of San Bernardino County).

     On March 1, 1995, the Company commenced daily management activities of five landfills in San Diego County. On August 12, 1997, the San Diego County Board of Supervisors approved the sale of the County's waste system (including the four landfills operated by the Company at that time) to a third party. On October 31, 1997, the sale of the County's waste system was completed. The Company expects to transfer the operation of the four landfills to the new owner in 1998. The Company believes the transfer will not have a material adverse effect on the Company's financial condition, results of operations or cash flow.*

     The Company operates one landfill in Kern County, California and one landfill in Placer County, California under contracts expiring in April 2002 and August 2001, respectively.

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

     For each landfill it owns, the Company is required to demonstrate financial assurance for closure and post-closure maintenance costs. The Company makes periodic deposits to trust funds intended to provide adequate funding at the time of landfill closure, consistent with the Company's current estimates for all closure costs and, under current California law, at least 30 years of post-closure maintenance costs. In addition, with respect to one closed landfill, the Company has posted a performance bond to fund post-closure obligations up to $3.9 million. The Company estimates, that as of September 30, 1997, the aggregate current cost of its closure and 30-year post-closure requirements is approximately $61.7 million.* The foregoing estimate of closure and post-closure liabilities is based on currently available information and current environmental and regulatory requirements and may change if applicable regulations or the assumptions relied on or facts and circumstances relating to the Company's landfills change.

     California regulations also require the Company to provide financial assurance contingency funds for the initiation and completion of corrective action for certain possible releases of contaminants that may occur from its landfills into the groundwater, surface water or unsaturated zone, whether such releases occur before or after closure of the landfill. The Company makes periodic deposits to trust funds intended to provide such contingency funds. The Company estimates, that as of September 30, 1997, the aggregate current cost of such corrective action requirements is approximately $8.1 million and remaining funding requirements total approximately $2.4 million.* The foregoing estimates are based on current available information and current environmental and regulatory requirements and may change if applicable regulations or the assumptions relied on or facts and circumstances relating to the Company's landfills change.

     Regulations amended in 1992 also require California landfill operators to demonstrate financial assurance to compensate third parties for bodily injury and property damage arising out of landfill operations. Under the method adopted by the Company, the regulations require funding of $1.0 million per landfill to a maximum of $5.0 million Company-wide. To satisfy this requirement the Company has established trust funds for each landfill. The Company has obtained an insurance policy for one of its landfills not covered by the method described above.

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

     CERCLA investigation and cleanup costs can be very substantial. Many of the sites addressed under CERCLA are or were municipal solid waste landfills that ostensibly never received hazardous wastes. Even if the Company's landfills never received hazardous wastes as such, one or more hazardous substances may have come to be located at these landfills. The same is true of other industrial properties owned or operated by the Company. If the Company were to be found to be a responsible party for a CERCLA cleanup, the enforcing agency could hold the Company completely responsible for all investigative and remedial costs, even if others were also liable. The Company's ability to obtain reimbursement from others for their allocable share of such costs would be limited by the Company's ability to locate such other responsible parties and to prove the extent of their responsibility and by the financial resources of such other parties. Legislation has been introduced in Congress which, if passed would limit the liability of municipalities and others under CERCLA as generators and transporters of municipal solid waste. If such legislation becomes law, the Company's ability to seek contribution from municipalities for CERCLA cleanup costs would be limited even if the hazardous substances requiring remediation at one of the Company's facilities were generated or transported to the facility by a municipality.

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

     The Company has 10 USTs that it is required to remove by December 31, 1998 (including the remediation of any associated contaminated soil). Removing USTs can be costly because of the possibility of discovering contaminated soil and groundwater, and the need to remove or remediate such contamination. Based upon its experience in its UST removal program, the Company expects that removal of its 10 USTs will cost approximately $0.4 million, exclusive of any material remediation that is subsequently determined to be necessary.* With the exception of two sites at which the Company anticipates that up to an additional $0.5 million may be required to remediate contamination, the Company is not aware of any USTs that will require significant soil or groundwater remediation.* However, in most instances the Company has not conducted soil or groundwater testing sufficient to assess fully the extent and cost of required remediation. These costs will not be known until such tests are completed or the USTs are removed.

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

COMPETITION

     The solid waste services industry is highly competitive and requires substantial capital, technical expertise and human resources. The industry is comprised of five large publicly-traded national waste service companies (Waste Management, Inc., Browning-Ferris Industries, Inc., USA Waste Services, Inc., Republic Waste Industries, Inc. and Allied Waste Industries, Inc.) and several smaller publicly-traded regional companies, as well as numerous regional and local companies of varying sizes and competitive resources. Many of the Company's competitors have significantly greater financial and operating resources and a lower cost of capital than the Company and can take advantage of less capital intensive environmental regulatory financial assurance obligations than those with which the Company is required to comply. Additionally, in smaller markets, the Company may be at a competitive disadvantage with respect to regional and local companies which may have significantly lower operating costs. In its landfill activities, the Company also competes with cities and counties that conduct their own waste disposal services. These municipalities may have the advantages of access to tax revenues and tax exempt financings as well as the ability to direct the collection and disposal of waste in their respective jurisdictions.

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

     The industry is undergoing significant consolidation, characterized by the acquisition of smaller regional and local operations by larger entities, mergers, the privatization of operations that local governments no longer wish to conduct and the reduced presence of smaller regional and local operations caused by the ability of larger entities to bid for franchises and contracts at prices such smaller operations cannot match. Because of the difficulty in obtaining approvals to operate in communities that already have established service providers, competition for the acquisition of other companies and price-related competition upon the renewal of existing contracts and franchises are increasingly intense. In addition, the Company believes that a number of its competitors have full-time personnel primarily dedicated to locating, evaluating and securing business expansion opportunities and acquisitions -- including environmental and regulatory experts, engineers, attorneys, lobbyists, financial and accounting personnel and finders. The Company does not have employees solely dedicated to acquisition or business expansion activity and may be at a competitive disadvantage if it is unable to identify, adequately evaluate or respond to business opportunities or incurs higher costs than are borne by its competitors to do so. Accordingly, it may become uneconomical for the Company to make further acquisitions, or the Company may be unable to locate suitable acquisition candidates, particularly in markets the Company does not already serve.

RISK FACTORS

     The following is a discussion of certain risks and uncertainties that could cause results to differ materially from predictions, estimates and expectations expressed by the Company in this Form 10-K.

  Geographic Concentration of Business

     The Company is dependent on a number of franchise contracts and operating permits for a significant portion of its revenues and operating income. Approximately 39% of the Company's revenues and substantially more of its operating income in fiscal year 1997 were derived from services performed in the City and County of San Francisco. In San Francisco, the Ordinance provides that, with certain limited exceptions, only a collector that has been granted a permit for a specified route may collect or transport solid waste on that route in the City and County of San Francisco. Although the Company holds permits for substantially all routes covered by the Ordinance, a permit may be revoked or additional permits granted to third parties if, among other things, the Company were to provide inadequate service, such as a failure to collect refuse properly or overcharging. The granting of additional permits due to inadequate service is required if 20% or more of the customers on a route sign a petition stating that the Company's service has been inadequate and the Director of the Department of Public Health finds such statement to be correct. Further, the Ordinance could be repealed or amended by the vote of the electorate in a way that is unfavorable to the Company. A change in the Ordinance and the possible loss by the Company of one or more of its permits could have a material adverse effect on the Company's business, financial condition and results of operations. However, the Company believes that California law would not allow it to be completely displaced by another exclusive waste collection provider for five years if the Ordinance were repealed, unless the permits were terminated pursuant to the existing provisions of the Ordinance. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

     Approximately 17% of the Company's revenues in fiscal year 1997 were derived from services performed for the County of San Bernardino. The Company's agreement with San Bernardino County terminates on June 30, 2001. The Company, at its option, may extend the agreement for up to an additional thirty years, so long as the projected waste stream to the landfills meets certain levels. However, each party may terminate the contract for default, failure to reach an agreement regarding the reconfiguration of the landfills and other facilities following a reduction in tonnage, or the bankruptcy or insolvency of the other party. In addition, beginning July 1, 1999, San Bernardino County may terminate the contract so long as it municipalizes such operations or uses a competitive procedure to select a contractor, and either party may terminate the contract for failure to reach an agreement regarding the redetermination of the Company's per ton compensation rate (which rate must be redetermined every three or four years, at the option of San Bernardino County).

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

     A subsidiary of the Company has indemnification obligations with respect to damages, removal and remedial costs associated with the deposit of hazardous and certain other types of waste to the City and

County of San Francisco and the owner of the landfill at which such subsidiary deposits a substantial amount of waste. Neither the Company nor the subsidiary maintains insurance with respect to these indemnification obligations, although certain costs resulting from such obligations may be reimbursed through a reserve fund maintained by the City and County of San Francisco or through rate increases. There can be no assurance that the reserve fund or rate increases will be adequate to satisfy such indemnification obligations. The Company's collection agreements typically contain general indemnifications by the applicable operating subsidiary of the Company, as well as, in some cases, indemnification obligations with respect to costs and damages arising from hazardous waste.

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

     The Company carries a broad range of insurance coverage that it considers adequate to protect its assets and operations from "risk of loss." The Company's commercial general liability, general business automobile liability, and umbrella and excess liability policies provide an aggregate of $50.0 million coverage for any single occurrence, subject to a variety of exclusions and a self-insurance requirement of $500,000. Substantially all of the Company's present workers' compensation liabilities are self-insured and some of its pre-existing workers' compensation liabilities are self-insured; however, this liability is capped at a maximum of $350,000 per claim with workers' compensation insurance covering liabilities in excess of this amount. In addition, employee and certain retiree healthcare liabilities are self-insured. Norcal also provides director and officer and ERISA fiduciary insurance.

     The Company is required to post performance bonds in connection with certain contracts on which it bids. In addition, the Company is usually required to post a performance bond or a bank letter of credit at the time of execution of a municipal collection contract. Some of these performance bonds are secured by letters of credit posted by the Company. At September 30, 1997, the Company had performance bonds outstanding in the aggregate amount of $22.3 million, and had provided its surety companies with letters of credit of approximately $1.1 million to secure the Company's obligations to indemnify the surety companies. If the Company were to be unable to obtain surety bonds or letters of credit in sufficient amounts or at reasonable rates, it might be precluded from bidding on certain contracts, entering into additional municipal collection contracts or obtaining or retaining landfill operating permits. See "Risk
Factors -- Competitive Industry."

     As of September 30, 1997, the Company had $5.7 million of additional letters of credit outstanding, most of which relate to workers' compensation deferred premiums and landfill operation contract matters.

  Required Payments for ESOP Participant Benefits

     To the extent Norcal contributes funds to the ESOP in order for the ESOP to pay cash benefits due to retired, terminated or withdrawing ESOP participants, or to the extent Norcal is obligated to repurchase common stock distributed to participants, Norcal will have less cash available to make payments on its outstanding indebtedness or for other reasons. The amount Norcal may contribute to the ESOP to fund such ESOP distribution obligations (or may use to repurchase common stock distributed by the ESOP) will increase significantly in the future as the Company's workforce ages and retires, as additional shares of common stock are allocated to participants, if eligible participants elect to receive in-service withdrawals or if the value of the common stock increases.

  Union Matters

     As of September 30, 1997, about 64% of the Company's approximately 2,000 employees were represented by unions. While the Company believes that it generally has had good relations with its union employees, the Company was the subject of a work stoppage during 1997. On April 24, 1997, employees represented by the Sanitary Truck Drivers and Helpers Union Local 350 International Brotherhood of Teamsters ("Local 350") initiated a strike against certain San Francisco operations of the Company. The strike was resolved on April 26, 1997 when Local 350 voted to accept a five-year contract. While this strike was resolved quickly, there can be no assurances that the Company will not be subject to future work stoppages or that such stoppages will not continue for extended periods. On December 17, 1997 certain employees represented by Operating Engineers Local Union #3 of the International Union of Operating Engineers ("Local #3") voted to authorize Local #3 to call a strike related to one of the Company's operations in the Sacramento Valley of California. The contracts for Local #3 employees expired on November 30, 1997 and negotiations on a new agreement are continuing. The Company does not anticipate a work stoppage but there can be no assurance that an agreement can be reached or that a work stoppage will not occur. Approximately 20% of the Company's union employees are covered under contracts that have expired or will expire by December 31, 1997. There can be no assurance that the Company will be able to reach agreement with these employees or that expiration of these contracts will not have a material adverse impact on the Company's business, financial condition and results of operations. In the event that the Company is subjected to an extended strike or other work stoppage, there could be a material adverse effect on the Company's business, financial condition and results of operations.

     In connection with the resolution of the San Francisco strike, a provision of the new contract effects an increase in pension benefits. The Company believes that it was agreed that the increase to certain pension benefits was to be prospective. Subsequently, Local 350 asserted that it understood the increase to be retroactive. The Company has served upon Local 350 a demand to arbitrate this dispute under the terms of the collective bargaining agreement between the parties. No arbitration date has yet been set. If the position taken by Local 350 were to prevail in an arbitration or otherwise, it could have a material adverse effect on the Company's financial condition and results of operations. Under generally accepted accounting principles ("GAAP") any deficiency between the liability for pension benefits (defined as the Accumulated Benefit Obligation ("ABO")) and the market value of plan assets can result in a charge to the minimum pension liability in the equity section of the Company's balance sheet. If Local 350 were to prevail in the arbitration discussed above, the Company estimates that the ABO would increase by an additional $8.4 million, which would result in a charge to the minimum pension liability of $4.2 million. In addition, if Local 350 were to prevail, the Company estimates that its annual employee benefits expense would increase by approximately $3.0 million for additional pension and medical costs.* The above estimates are based on a discount rate of 7.5%. The discount rate applied under GAAP fluctuates with market conditions. A change in the discount rate can result in significant adjustments to the ABO.

     Alternatively, arbitration between the Company and Local 350 could determine that there has been no meeting of the minds regarding the pension benefits provision in the contract and the provision could have to be renegotiated. If the matter is not satisfactorily renegotiated, the Company could be subject to another work stoppage.

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

  Competitive Industry

     The solid waste industry is highly competitive. Operations require substantial technical, managerial and financial resources. The Company competes with large publicly-traded national solid waste companies, including Waste Management, Inc., Browning-Ferris Industries, Inc., USA Waste Services, Inc., Republic Waste Industries, Inc. and Allied Waste Industries, Inc. and their affiliates, several smaller publicly-traded regional companies and other regional and local companies, some of which have significantly greater financial and other resources, lower cost of capital and more established market positions than the Company. Additionally, in smaller markets, the Company may be at a competitive disadvantage with respect to regional and local companies, which may have significantly lower operating costs. The Company's competitors also may not be subject to restrictions on their ability to incur new indebtedness, obtain necessary performance bonds or letters of credit, or make capital expenditures, strategic acquisitions or engage in certain expansions of their businesses such as those imposed on the Company by the Credit Agreement and the indenture relating to the Senior Notes (the "Indenture"). As a result, competitors of the Company may be better able to compete more aggressively for new permits and franchises (including those held by the Company), pay higher prices for acquisition candidates, withstand economic downturns and volatility in prices for recyclable commodities and bear the costs of new regulations.

  Acquisition-Related Risks

     The Company intends to grow, in part, through the acquisition of additional franchises, contracts, permits and other businesses. Such growth, if any, may place significant strain on the Company's management, working capital and financial control systems. As a result, the Company's future operating results will depend, in part, on its ability to make acquisitions at appropriate purchase prices and integrate successfully such acquisitions, including its ability to recruit, if necessary, qualified management and other personnel to supervise such operations and improve financial controls. There can be no assurance that the Company will be able to make and manage such acquisitions successfully or that such acquisitions will not materially and adversely affect the Company's financial condition or results from operations. To fund significant expansion, the Company may require financing for amounts which exceed the amount of its internally generated cash and borrowing capacity under existing credit facilities. There can be no assurance that such financing will be available. Moreover, the Company's lack of a publicly traded equity security and its alternative cost of financing, which may be higher than that of its competitors, could limit the amount the Company could prudently pay for acquisition candidates. Also, the Credit Agreement and the Indenture restrict the Company's ability to make acquisitions.

  Substantial Leverage

     As of September 30, 1997, the Company had outstanding long-term debt of $177.4 million and stockholder's equity of $23.5 million. This level of indebtedness and the debt service obligations arising therefrom may have one or more of the following effects on the Company: (i) the Company's ability to obtain additional financing in the future may be limited; (ii) a significant portion of the Company's cash provided from operations is and will be dedicated to servicing the Company's indebtedness, thereby reducing the funds available to the Company for operations and capital expenditures; and (iii) the Company may be more vulnerable to economic downturns or other adverse developments than less leveraged competitors and thus may be limited in its ability to withstand competitive pressures. Furthermore, the Credit Agreement provides for total maximum borrowing availability of $100.0 million (subject to certain limitations imposed by certain financial ratios), $25.0 million of which may be utilized for letters of credit, all of which indebtedness is scheduled to become due prior to the time any principal payments may be made on the Senior Notes (except for certain optional redemptions). As of September 30, 1997, the Company had availability under the Credit Agreement of approximately $75.0 million, with an additional $18.2 million available for letters of credit. Changes in availability under the Credit Agreement are a function of changes in operating results, among other things. In addition, certain covenant measures in the Credit Agreement become more restrictive over time. As a result, if the Company's results of operations in fiscal year 1998 are consistent with fiscal year 1997, availability under the Credit Agreement would decrease by approximately $30.0 million. The Company is also subject to certain limitations on incurring additional indebtedness in the Indenture.

  Possible Inability to Service Debt

     The Company's ability to make scheduled payments on its indebtedness, including interest payments on the Senior Notes, depends on its financial and operating performance (including its ability to generate EBITDA), which, in turn, is subject to prevailing economic conditions and to financial, business and other events, many of which are beyond its control (including delays in obtaining rate increases, the ability to renew franchises at historical profit margin levels, and fluctuations in prices for recyclable commodities). Moreover, the Company may incur additional indebtedness in the future. There can be no assurances that the Company's cash flow will be sufficient to repay its debt. The Company's ability to make scheduled payments also may be affected by its obligations to provide cash to fund ESOP distributions to retired, terminated or withdrawing participants.

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

  Seasonality

     The Company's revenues tend to be higher during the spring and summer months (third and fourth fiscal quarters) due to higher volumes of certain types of waste, such as yard clippings and construction and demolition debris. Such increased volumes result in higher revenues and earnings from the Company's transfer stations, waste collection, and landfill operations during such months. In addition, project management revenues are highest in the fourth quarter as a result of the favorable construction conditions.

  Fluctuations in Prices for Recyclable Commodities

     The Company's operating results are affected by variations in its recycling revenues from the sale of recyclable commodities. The Company's recycling revenues are volatile and fluctuate in accordance with changes in prices of recyclable commodities which in turn are, in many cases, dependent on changes in worldwide supply of, and demand for, such recyclable commodities. However, costs (including significant capital costs) related to recycling do not fluctuate in accordance with changes in prices for recyclables. As a result, the Company may experience increases in profitability with increases in commodity prices, or reduced profitability (or losses) at times of low commodity prices. A substantial portion of the Company's recycling revenues are derived from the sale of various grades of recycled paper and paper products, the prices for which have suffered substantial declines since 1995.

EMPLOYEES

     The Company employed approximately 2,000 persons as of September 30, 1997. Sixty-four percent of the Company's employees are covered under union contracts with varying terms and expiration dates. Approximately 20% of these union employees are covered under contracts that have expired or will expire by

December 31, 1997. While historically the Company has continued to operate after the expiration of union contracts without any impact on operations, there can be no assurance that the Company will be able to reach agreement with the employees or that expiration of these contracts will not have a material adverse impact on operations. On December 17, 1997 certain employees represented by Operating Engineers Local Union #3 of the International Union of Operating Engineers ("Local #3") voted to authorize Local #3 to call a strike related to one of the Company's operations in the Sacramento Valley of California. The contracts for Local #3 employees expired on November 30, 1997 and negotiations on a new agreement are continuing. The Company does not anticipate a work stoppage but there can be no assurance that an agreement can be reached or that a work stoppage will not occur. On April 24, 1997, employees represented by the Sanitary Truck Drivers and Helpers Union Local 350 International Brotherhood of Teamsters ("Local 350") initiated a strike against certain of the Company's San Francisco operations. On April 26, 1997, employees represented by Local 350 voted to accept a five-year contract which provides for an aggregate 13.4% wage increase and certain amendments to provide early retirement and increase other benefits. The first-year cost of the contract was included in the most recent rate increase approved in San Francisco and the Company intends to seek rate recovery of scheduled future cost increases through the rate setting process. There can be no assurance that the Company will succeed in obtaining timely rate increases sufficient to cover all costs or sufficient to maintain profit margins at historical levels. For a discussion of outstanding issues related to the union contract, see "Risk Factors -- Union Matters."

ITEM 2. PROPERTIES

     The principal properties of the Company consist of landfills, transfer stations, waste recovery, administrative and maintenance facilities and other land and improvements. The Company owns an aggregate of 309 acres of property on which its California operations, maintenance, storage, warehousing and administration facilities are situated. It owns six transfer stations, five of which are located at the Company's collection sites. The Company also operates three MRFs. The Company owns four active landfills in California and approximately 2,900 acres on eight sites primarily in California that are used as a source of landfill cover, as potential expansion sites for Company operations or for other purposes.

     The Company's headquarters are located in approximately 20,000 square feet of leased office space in San Francisco, California, pursuant to a lease that expires April 30, 1999. Under a lease expiring in 2007, the Company leases 29,000 square feet of industrial space in Oakland, California, where the Company's medical waste treatment and disposal subsidiary conducts business.

     The Company owns a 302-acre site situated in San Benito and Santa Clara Counties in California that formerly was used to spread waste water sludge. The soil quality suffered from such activities but was returned to normal agricultural condition in 1993. The Company may use the site again to spread waste water sludge on a more limited basis and for other waste diversion activities.

ITEM 3. LEGAL PROCEEDINGS

LITIGATION REGARDING THE ESOP NOTES.

     On July 29, 1994, a lawsuit entitled Abraham, et al. v. Norcal Waste Systems, Inc., et al., later assigned Case No. C94-3076 CAL in the United States District Court for the Northern District of California (the "Abraham Action"), was filed against Norcal, the ESOP, and various parties to which Norcal has certain indemnification obligations, including past and present directors and officers of Norcal, members of the ESOP Administrative Committee, and banks that acted as financial advisers, trustees or lenders to Norcal. The suit was filed by certain holders ("Plaintiffs") of notes issued by the ESOP ("ESOP Notes") under the indenture dated as of December 19, 1986 between the ESOP and Security Pacific National Bank as Indenture Trustee ("1986 Indenture"). The complaint alleged a variety of claims in connection with the 1986 transaction in which the ESOP purchased Plaintiffs' stock in one of Norcal's predecessors in exchange for cash and the ESOP Notes, and certain later transactions involving Norcal or its predecessors.

     On August 9, 1995, Norcal and the ESOP reached a settlement (the "Abraham Settlement") with Plaintiffs and certain other noteholders ("Settling Plaintiffs"). Settling Plaintiffs did not release and are permitted to proceed upon claims (the "Excluded Claims") against certain banks (and counsel to one of them) based upon their roles as former trustees under the 1986 Indenture (the "Indenture Trustee Parties"), but only insofar as those claims are not indemnifiable under a provision of the 1986 Indenture that requires indemnification by the ESOP for loss, liability or expense incurred by the trustee without the trustees negligence or bad faith. The Indenture Trustee Parties include Security Pacific National Bank ("Security Pacific"), and Bank of America solely as successor to Security Pacific. Plaintiffs dismissed with prejudice all claims against all defendants except the Excluded Claims against Bank of America and Security Pacific.

     The Abraham Settlement provides that Settling Plaintiffs shall indemnify Norcal, the ESOP and certain related persons, including Norcal's and the ESOP's current counsel and financial advisers and past and present officers, directors, affiliates and subsidiaries (collectively, the "Indemnified Norcal Parties"), against claims (the "Indemnified Claims") brought against any of the Indemnified Norcal Parties by the Indenture Trustee Parties or other parties released in the Settlement ("Released Parties") caused by, arising out of or related to the Excluded Claims, including claims against Norcal for indemnification by Released Parties who are sued by the Indenture Trustee Parties as a result of settling Plaintiffs' pursuit of the Excluded Claims. Settling Plaintiffs' indemnification extends to reasonable attorneys' fees and costs incurred in connection with such Indemnified Claims, with the exception of Norcal's and the ESOP's own defense costs. The indemnity is to be paid from certain funds to be placed in escrow (the "Escrow Account") and not disbursed to Settling Plaintiffs until the later of the resolution of all Indemnified Claims or, if no Indemnified claims are brought, then nine months after deposit. The funds to be placed in the Escrow Account consist of (i) any amounts Settling Plaintiffs recover from the Indenture Trustee Parties (the "Escrowed Recovery"); and (ii) a deferred settlement payment by Norcal, to be paid on the earlier of the fifth anniversary of the effective date of the Abraham Settlement and final resolution of Settling Plaintiffs' claims against the Indenture Trustee Parties, in the amount of $500,000 reduced by certain attorneys' fees and costs as to which Norcal or the ESOP is contractually obligated to provide indemnification and/or reimbursement (the "Deferred Settlement Payment"). No Settling Plaintiff is personally liable on the indemnity beyond his, her or its interest in or distribution from the Escrow Account.

     On September 29, 1995, the court entered an order (the "Good Faith Determination") finding that the Abraham Settlement was fair and made in good faith under all applicable legal standards and barring any claim against the Released Parties, including Norcal and ESOP, by any other joint tortfeasor (including Bank of America and Security Pacific) for equitable contribution or equitable indemnity that in any way relates to the released claims. If, as a result of an appeal from a judgment, or otherwise, the Good Faith Determination were reversed, vacated or modified in such a way that the Indenture Trustee Parties were not prohibited from proceeding against some or all of the Released Parties on such claims, Settling Plaintiffs' indemnification of Norcal and related parties would still extend to such claims.

     On December 17, 1996, the court granted summary judgment to Norcal and the ESOP on their declaratory relief action against Bank of America and issued a declaration that following the Abraham Settlement, Norcal and the ESOP have no obligations under the indemnity provisions of certain agreements between Bank of America or Security Pacific, on the one hand, and Norcal or the ESOP, on the other (the "Indemnity Agreements") to defend or reimburse Bank of America for its attorney's fees or litigation expenses or to indemnify Bank of America for any damages or settlement it pays to Plaintiffs in connection with the Abraham Action.

     On the same date, the court dismissed a complaint by Bank of America against Norcal and the ESOP that alleged claims relating to the Abraham Settlement and purported post-Settlement obligations under the Indemnity Agreements. The court dismissed all claims with prejudice, except that the claim against the ESOP for tortious breach of the implied covenant of good faith and fair dealing was dismissed with prejudice insofar as it attempted to state a tort claim and was otherwise dismissed without prejudice.

     Thereafter, Bank of America brought additional claims against Norcal and the ESOP relating to the Abraham Settlement and purported post-Settlement indemnity obligations but dismissed those claims without prejudice after Norcal and the ESOP filed a motion to dismiss. In the future, Bank of America may attempt to bring these or other claims against Norcal or the ESOP relating to the Abraham Settlement or post-

Settlement indemnity obligations and may appeal the court's rulings on these issues. Any such claims would be "caused by or related to the Excluded Claims" and, as such, would be Indemnified Claims covered by Settling Plaintiffs' indemnity. Accordingly, any liability incurred by Norcal (other than its own or the ESOP's defense costs) in connection with such claims would be payable from the Escrowed Recovery, if any, and potentially the Deferred Settlement Payment. Norcal believes that it is unlikely that it would be liable to pay an amount in damages on such claims that is materially greater than any recovery by Settling Plaintiffs from Bank of America (aside from any liability for damages in the amount of Bank of America's litigation expenses), and thus any award of damages (aside from such expenses) on such claims is not likely to exceed the Escrowed Recovery (before reduction for indemnified defense costs).

     On September 15, 1997, after a trial on certain of Plaintiffs' claims in the first phase of the Abraham Action, the jury found that Bank of America had breached fiduciary duties it owed to Plaintiffs but had not breached a contractual obligation to Plaintiffs under the 1986 Indenture and was not negligent in the performance of its duties under the Indenture. The jury also found that the acts or omissions of Bank of America were not the cause of Plaintiffs' damages. The action is proceeding to resolve the remaining issues, including Plaintiffs' other claims against Bank of America in the second phase of the case.

PLACER RANCH LITIGATION.

     On June 17, 1994, Placer Ranch Partners, Placer Ranch Partners 160, and Stanford Ranch, Inc. filed suit in Placer County Superior Court against the Company and Western Placer Recovery Company, a subsidiary of the Company that operates the Western Placer Regional Landfill. Also named as defendants were the Western Placer Waste Management Authority, the landfill owner (the "Authority"), and the County of Placer, its Board of Supervisors, its Department of Public Works and its Department of Health and Medical Services. The case is presently entitled Placer Ranch Partners, Inc. v. Western Placer Waste Management Authority, Western Placer Recovery Co. and Norcal Waste Systems, Inc. The original complaint alleged that the defendants have failed to operate the landfill in accordance with applicable environmental laws, rules, regulations, permits and orders and failed to obtain required operating permits. The original complaint also contended that the defendants' ownership and operation of the landfill constitutes a nuisance, trespass, and inverse condemnation of adjacent properties, and alleges civil rights violations. Based on the foregoing, the lawsuit sought injunctive relief and damages in an unspecified amount.

     The Fifth Amended Complaint filed by the single remaining Plaintiff, Placer Ranch Partners, Inc., (the currently operative complaint), contains allegations of nuisance and trespass against the Company and the Authority, and alleges a taking claim exclusively as to the Authority. These claims arise primarily from the fear that methane gas and groundwater contamination, both of which exist on site at the landfill to some degree, will at a future time encroach on Plaintiff's property. Plaintiff seeks substantial monetary damages for alleged loss or diminution of value of its property. Plaintiff also seeks injunction relief involving substantial additional expenditures for corrective action and remediation at the landfill. Trial is scheduled for March 24, 1998. The landfill is heavily regulated by the State Integrated Waste Management Board and the Regional Water Quality Control Board.

     The Company believes that Plaintiff's criticisms of the landfill operations are without merit, and in any event are properly addressed to the Authority in light of the limited operational role played by the Company. In addition, Plaintiff's property, which is and has been zoned exclusively for agricultural use, has not been significantly damaged by landfill operations. The Company intends to continue its vigorous defense of the case which is conducted jointly with the Authority. Preparation for trial will be expensive and the incurrence of significant costs in any period could have a material adverse effect on the Company's results of operations for such period. The Company anticipates that Plaintiff's claims will be rejected or will result in only a nominal recovery.* However, if the matter were to be resolved against the Company, it could have a material adverse effect on the Company's business, financial condition and results of operations.

PENSION DISPUTE.

     In connection with the new contract between the Company and the Sanitary Truck Drivers and Helpers Union Local 350 International Brotherhood of Teamsters ("Local 350"), a dispute has arisen between the Company and Local 350 regarding certain pension benefits. The Company believes that it was agreed that an increase to certain pension benefits was to be prospective. Subsequently, Local 350 asserted that it understood the increase to be retroactive. The Company has served upon Local 350 a demand to arbitrate this dispute under the terms of the collective bargaining agreement between the parties. No arbitration date has yet been set. Although the ultimate outcome of such a proceeding cannot be determined at this time and the results of legal proceedings cannot be predicted with certainty, the Company, after consultation with outside labor counsel, believes it should prevail and therefore the resolution of this matter will not have a material adverse effect on the financial condition or results of operations of the Company. However, if the Company does not prevail, there could be a material adverse impact on the financial condition and results of operations of the Company. Arbitration could conclude that there has been no meeting of the minds on this provision of the contract and the provision could have to be renegotiated. If the matter is not satisfactorily renegotiated, the Company could be subject to another work stoppage. See "Risk Factors -- Union Matters."

ENVIRONMENTAL LIABILITIES.

     Cummings Road Landfill. In 1987, contamination was confirmed in the groundwater underlying and in the vicinity of the Company's Cummings Road Landfill in Humboldt County, California. Investigations indicated that the landfill was the source of the contamination. In response to civil claims, the Company made cash payments, restricted use of certain property, exchanged property and provided an alternative water supply to certain residents and businesses affected or potentially affected by the impacted groundwater. As part of a revised corrective action plan submitted to and in 1994 approved by the Regional Water Quality Control Board various landfill improvements have been made including a trench to intercept upgradient groundwater to divert it away from the landfill. The Company currently estimates its remaining expenditures to be incurred to be $1.4 million and has established a mechanism with the County of Humboldt to secure reimbursement of such remediation costs at the landfill by the end of the current disposal agreement on September 30, 1998. In addition, the Company has extended a municipal water line to certain residents downgradient of the landfill. The Company estimates immaterial additional expenditures to be incurred in connection with completion of this water line project during 1998.

     On September 30, 1997, a subsidiary of the Company and The Pacific Lumber Company ("Pacific Lumber") executed a settlement agreement formalizing an agreement in principle previously reported regarding the Cummings Road Landfill. Pacific Lumber subsequently filed a dismissal with prejudice, which the court entered on October 8, 1997.

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

OTHER MATTERS.

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

     The Company is involved in various other legal actions in the normal course of business. It is the Company's opinion that these matters relating to the normal course of business are adequately provided for or that resolution of such matters will not have a material adverse impact on the financial condition of the Company; however, there can be no assurance that the impact of such matters on its results of operations or cash flows for any given reporting period will not be material.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's common stock is 100% owned by the ESOP and is not publicly traded. As of December 15, 1997, there were 1,763 employees who were participants in the ESOP.

     The Company has declared no cash dividends on its common stock since 1988. The Indenture relating to the Senior Notes provides that the Company may not, and may not permit any of its subsidiaries to, directly or indirectly, declare or pay any dividend or make any distribution on account of, or any contribution in respect of, its capital stock, other than dividends or distributions payable in capital stock (other than stock, or any security convertible into common stock, with certain mandatory dividend or redemption provisions) of the Company or dividends or distributions payable from a subsidiary to the Company or any wholly-owned subsidiary of the Company, if at the time of and after giving effect to such dividend, distribution or contribution, certain conditions are not met. This provision does not prohibit certain purchases of capital stock distributed by the ESOP, certain contributions or dividends paid to the ESOP, or certain loans to the ESOP.

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

                      (THIS PAGE INTENTIONALLY LEFT BLANK)

ITEM 6. SELECTED FINANCIAL DATA

                  NORCAL WASTE SYSTEMS, INC. AND SUBSIDIARIES

                            SELECTED FINANCIAL DATA

     The following is a summary of certain consolidated financial information regarding the Company for the five years ended September 30, 1997.

                                                            YEAR ENDED SEPTEMBER 30,
                                              ----------------------------------------------------
                                                1997       1996       1995       1994       1993
                                              --------   --------   --------   --------   --------
                                                                 (IN THOUSANDS)
INCOME STATEMENT DATA
Revenues:
  Collection and disposal operations........  $241,251   $225,328   $221,483   $209,140   $216,592
  Third party landfill management
     services...............................    62,191     45,623     21,516     18,792     19,011
  Recycled commodities sales................    16,359     17,264     28,502     19,244     19,546
                                              ---------  ---------  ---------  ---------  ---------
          Total revenues....................   319,801    288,215    271,501    247,176    255,149
                                              ---------  ---------  ---------  ---------  ---------
Cost of operations:
  Operating expenses........................   226,977    202,848    183,865    167,740    173,515
  Depreciation and amortization.............    19,732     18,320     19,985     20,141     22,704
  ESOP compensation expense (a).............    13,128     10,291      7,923      7,319      6,920
  General and administrative................    32,990     30,965     26,446     24,849     26,286
                                              ---------  ---------  ---------  ---------  ---------
          Total cost of operations..........   292,827    262,424    238,219    220,049    229,425
                                              ---------  ---------  ---------  ---------  ---------
               Operating income.............    26,974     25,791     33,282     27,127     25,724
Interest expense............................   (25,649)   (23,913)   (19,909)   (20,920)   (23,900)
Interest income.............................     2,463      1,804      1,695        965      1,081
Gain (loss) on dispositions, net............       119       (477)     1,279      6,744     11,477
Settlement of litigation (b)................        --     (3,648)        --     (5,480)        --
Other income (expense)......................     2,619       (693)       748        424      5,206
                                              ---------  ---------  ---------  ---------  ---------
     Income (loss) from continuing
       operations before income taxes,
       extraordinary item and cumulative
       effect of change in accounting
       principle............................     6,526     (1,136)    17,095      8,860     19,588
Income tax expense..........................        --         --      6,662      2,500      1,447
                                              ---------  ---------  ---------  ---------  ---------
     Income (loss) before extraordinary item
       and cumulative effect of change in
       accounting principle.................     6,526     (1,136)    10,433      6,360     18,141
Extraordinary gain on early extinguishment
  of long-term debt, net of $0 income
  taxes.....................................        --     31,379         --         --         --
Cumulative effect on prior years of change
  in accounting for income taxes............        --         --         --      2,500         --
                                              ---------  ---------  ---------  ---------  ---------
          Net income........................  $  6,526   $ 30,243   $ 10,433   $  8,860   $ 18,141
                                              =========  =========  =========  =========  =========

                                                                 SEPTEMBER 30,
                                              ----------------------------------------------------
                                                1997       1996       1995       1994       1993
                                              --------   --------   --------   --------   --------
                                                                 (IN THOUSANDS)
BALANCE SHEET DATA
  Property and equipment, net...............  $142,933   $137,147   $132,431   $129,566   $143,706
  Total assets..............................   351,169    321,235    299,152    292,299    305,655
  Total long-term debt, including current
     portion(c).............................   177,419    176,740    205,410    226,013    258,186
  Stockholder's equity (deficit)............    23,509      6,117    (43,878)   (65,935)   (81,864)

---------------

(a) Non-cash ESOP compensation expense is calculated under the shares allocated method based upon repayment on the ESOP's indebtedness to the Company, funded by contributions from the Company.

(b) Data for 1996 and 1994 represent non-recurring expenses incurred in connection with the settlement of litigation involving the ESOP Notes and the Old Subordinated Notes, respectively.

(c) Includes indebtedness of the ESOP in fiscal years 1993 to 1995 as required to be reflected on the Company's balance sheet by GAAP.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Unless otherwise indicated, references in the discussion below to a particular year are references to the Company's fiscal year ended September 30.

FORWARD LOOKING INFORMATION

     Those statements followed by an asterisk (*) may be perceived to be forward looking statements. Any such statements should be considered in light of various risks and uncertainties that could cause results to differ materially from expectations, estimates or forecasts expressed. The various risks and uncertainties described earlier (see "Risk Factors" in Item 1) and elsewhere in this Form 10-K include, but are not limited to: changes in general economic conditions, inability to maintain rates sufficient to cover costs, inability to obtain timely rate increases, fluctuations in commodities prices, changes in environmental regulations or related laws, inability to settle union labor contract disputes and competition. The Company does not undertake to update any forward-looking statement that may be made from time to time by it or on its behalf.

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

     Collection and disposal revenues are subject to pressures from a variety of sources, including increased competition, reductions and diversion of solid waste and regulatory changes. Revenues are generated through rates charged to customers. Residential rates are generally covered by formal rate setting mechanisms as established by rate boards or other local government jurisdictions, which provide a specified return on allowable costs. Commercial and industrial rates are generally subject to competitive considerations if not covered by formal rate setting mechanisms. The rate setting process may result in the exclusion of certain costs and/or delays in cost recovery. To the extent that certain operating costs are excluded from the allowable costs to be recovered, operating margins will be negatively impacted.* The Company believes the trend of increasing pressure on collection rates, and therefore profit margins, will continue in the future.*

     Approximately 39% of the Company's revenues and substantially more of its operating income in fiscal year 1997 were derived from services performed in the City and County of San Francisco. While the Company anticipates the proportion of its total revenues earned from its San Francisco operations in fiscal year 1998 to be generally consistent with the proportion earned in fiscal year 1997, the Company expects the proportion of the Company's total operating income earned from its San Francisco operations to decline significantly and be generally comparable to the proportion of revenues in 1998.* This decline in proportion of operating income is expected as a result of the Company's anticipated recognition of certain inflationary cost increases and costs of new recycling programs for which no additional rate recovery is anticipated in 1998.*

     During 1996, the Company commenced management of the operations in San Bernardino County under a new contract. In addition to the operations and engineering activities with respect to all active landfill sites, the contract includes the opportunity to generate substantial revenues through the development and implementation of the County's Solid Waste Strategic Plan. Approximately 17% of the Company's revenues for fiscal year 1997 were derived from services performed for San Bernardino County. The Company's revenues from San Bernardino County are derived from two categories of services. The core service is the performance of ongoing landfill operations activities. Revenues from this component accounted for approximately 33% of total revenues generated in San Bernardino County in 1997. Over the term of the contract the amount of revenues from this core service will vary primarily as a result of changes in volume of waste deposited at landfills and changes in the Company's per ton compensation rate. The other component of revenues represents activities associated with the planning and implementation of the strategic plan to regionalize landfill operations in San Bernardino County. This includes planning, engineering and construction management for landfill expansions, transfer station construction and landfill closures. It is anticipated that the majority of these activities will be completed over the next 6 years, during which time San Bernardino County plans to spend approximately $200 million.* The Company's agreement with San Bernardino County terminates on June 30, 2001. See "Business -- Operated Landfills."

     Although the Company generates significant revenues from its services for San Bernardino County, the Company generally earns lower margins than on its collection and disposal operations, due to the fact that there is little capital investment required to generate the additional revenues, and profit margins are limited by the contract. The additional revenues generate additional earnings but tend to reduce the overall profit margin as compared to historical levels. This business involves substantial sub-contractor, consulting and other related expenses paid to third parties.

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

     ESOP compensation expense includes amounts contributed by the Company to the ESOP to allow the ESOP to repay its intercompany loans to the Company along with amounts to fund distributions to retired, terminated or withdrawing participants. The total contributions are subject to various limitations imposed by the Internal Revenue Code of 1986, as amended, and are generally tax deductible. The debt repayments by the ESOP result in allocation of Company common stock to ESOP participants' accounts pursuant to an allocation formula. Distribution payments are made by the ESOP to retired, terminated or withdrawing participants based on their vested allocated shares of Company common stock. The Company expects future contributions to the ESOP to fund distributions to increase significantly as additional employees reach retirement age, as additional shares are allocated to employee accounts, if eligible participants elect to receive in-service withdrawals and if the appraised value of the Company common stock increases.* During 1997, the Company made contributions to the ESOP that, in addition to funding the distribution obligation and the scheduled loan payment, allowed the ESOP to prepay approximately $9.1 million of intercompany loans. This additional contribution resulted in substantial tax savings and additional ESOP compensation expense relative to the additional shares allocated. The Company may make similar additional contributions to the ESOP in excess of the scheduled contribution in future periods corresponding to tax advantages afforded by the accelerated contributions.*

     The Company has no present intention to pay a dividend. Any future determination to pay dividends will be at the discretion of the Board of Directors and will be dependent upon the Company's results of operations, financial condition, tax benefits and applicable contractual and legal restrictions and other factors deemed relevant by the Board of Directors.

RESULTS OF OPERATIONS

                  NORCAL WASTE SYSTEMS, INC. AND SUBSIDIARIES

                        SUMMARY STATEMENTS OF OPERATIONS
                   PERCENTAGE RELATIONSHIP TO TOTAL REVENUES

                                                                     1997       1996     1995
                                                                    ------     ------   ------
Revenues:
  Collection and disposal operations............................      75.4%      78.2%    81.6%
  Third party landfill management services......................      19.5%      15.8%     7.9%
  Recycled commodities sales....................................       5.1%       6.0%    10.5%
                                                                    ------     ------   ------
     Total revenues.............................................     100.0%     100.0%   100.0%
Cost of operations:
  Operating expenses............................................      71.0%      70.4%    67.7%
  Depreciation and amortization.................................       6.2%       6.4%     7.4%
  ESOP compensation expense.....................................       4.1%       3.6%     2.9%
  General and administrative....................................      10.3%      10.7%     9.7%
                                                                    ------     ------   ------
     Total cost of operations...................................      91.6%      91.1%    87.7%
                                                                    ------     ------   ------
          Operating income......................................       8.4%       8.9%    12.3%
Interest expense................................................      (8.0)%     (8.3)%   (7.3)%
Interest income.................................................       0.8%       0.6%     0.6%
Gain (loss) on dispositions, net................................       0.0%      (0.2)%    0.4%
Settlement of litigation........................................       0.0%      (1.2)%    0.0%
Other income (expense)..........................................       0.8%      (0.2)%    0.3%
                                                                    ------     ------   ------
          Income (loss) from operations before income taxes and
            extraordinary item..................................       2.0%      (0.4)%    6.3%
                                                                    ------     ------   ------
Income tax expense..............................................       0.0%       0.0%     2.5%
                                                                    ------     ------   ------
          Income (loss) before extraordinary item...............       2.0%      (0.4)%    3.8%
                                                                    ------     ------   ------
Extraordinary item -- gain on early retirement of debt, net of
  $0 income taxes...............................................       0.0%      10.9%     0.0%
  Net income....................................................       2.0%      10.5%     3.8%
                                                                    ======     ======   ======

FISCAL YEAR 1997 COMPARED WITH FISCAL YEAR 1996

     Revenues. Revenues in 1997 increased $31.6 million (11.0%) to $319.8 million from $288.2 million in 1996. Third party landfill management services revenues increased by $16.6 million due to expanded landfill operations and solid waste management activities in San Bernardino County, a contractual rate increase effective July 1, 1996 and higher volumes. Waste collection and disposal revenues increased by $15.9 million due to rate increases in several service areas (primarily an 11.0% increase in San Francisco, effective March 1, 1997), operations acquired in November 1996, unusual flood clean-up and disposal activities in the Sacramento Valley of California and general volume increases. Recycling revenues decreased $0.9 million primarily from the elimination of a recycling program in one service area in October 1996.

     Operating Expenses. Operating expenses in 1997 increased $24.2 million (11.9%) to $227.0 million from $202.8 million in 1996. As a percentage of revenues, operating expenses increased slightly to 71.0% in 1997 from 70.4% in 1996. Project and subcontractor related costs increased $10.5 million due to expanded third party landfill management services in San Bernardino County. Payroll and related costs increased $6.3 million due to union wage increases (primarily a 4.7% increase in San Francisco, effective January 1, 1997), additional operational personnel in San Bernardino County, operations acquired in November 1996 and additional labor costs related to unusual flood clean-up and disposal activities. Professional services increased

$2.1 million in connection with increased legal, consulting and other services. Disposal costs increased $1.7 million due to higher volumes and tipping fee increases.

     Depreciation and Amortization. Depreciation and amortization in 1997 increased $1.4 million (7.7%) to $19.7 million from $18.3 million in 1996.

     ESOP Compensation Expense. ESOP compensation expense is primarily based on the cost of shares allocated as determined by the Company's contribution to the ESOP, along with contributions to fund distributions to retired, terminated and withdrawing participants. ESOP compensation expense in 1997 increased $2.8 million (27.2%) to $13.1 million from $10.3 million in 1996. The increase in expense can be attributed to higher contributions made to the ESOP that allowed the ESOP to make scheduled loan payments and prepayment of additional principal along with increases in contributions related to the funding of distributions.

     General and Administrative. General and administrative expenses in 1997 increased $2.0 million (6.5%) to $33.0 million from $31.0 million in 1996. As a percentage of revenues, general and administrative expenses decreased to 10.3% in 1997 from 10.7% in 1996. The increased costs were due primarily to higher costs in connection with professional and consulting services.

     Operating Income. Operating income in 1997 increased $1.2 million (4.6%) to $27.0 million from $25.8 million in 1996. The primary cause of the increase in operating income was increased revenues.

     Interest Expense. Interest expense in 1997 increased $1.7 million (7.1%) to $25.6 million from $23.9 million in 1996. The increase is due to a higher effective interest rate on the Senior Notes in the current period and interest from a note issued for an acquisition in November 1996.

     Interest Income. Interest income in 1997 increased $0.7 million (36.5%) to $2.5 million from $1.8 million in 1996. The increase is due to higher cash balances which earned interest in 1997.

     Other Income (Expense). Other income in 1997 increased $3.3 million to $2.6 million from an expense of $0.7 million in 1996. Other income in 1997 was due to gains of $1.4 million from the sale of marketable securities and a $1.0 million settlement with a third party in connection with a dispute over a landfill engineering matter at one of its landfills.

     Income Tax Expense. There was no income tax expense in 1997 or 1996. The Company has experienced an effective tax rate of zero in 1997 and 1996 as a result of realizing certain of its deferred tax assets for which a valuation allowance had previously been established.

     Net Income. Net income in 1997 was $6.5 million and was attributable to higher other income from gains on the sale of marketable securities and a settlement with a third party in connection with a dispute over a landfill engineering matter at one of its landfills, higher operating income, and higher interest income in 1997 compared to 1996. In addition, 1996 included a $3.6 million charge for the settlement of litigation. Net income in 1996 was attributable to the extraordinary gain.

FISCAL YEAR 1996 COMPARED WITH FISCAL YEAR 1995

     Revenues. Revenues in 1996 increased $16.7 million (6.2%) to $288.2 million from $271.5 million in 1995. Third party landfill management services revenues increased $24.1 million due to new and expanded landfill operations and solid waste management activities in San Bernardino County effective November 1, 1996. In addition, the Company commenced operations of five landfills under a contract with San Diego County on March 1, 1995. Waste collection and disposal revenues increased $3.8 million as a result of rate increases in several service areas. Recycled commodities sales revenues decreased $11.2 million due to lower prices received from the sale of recyclable commodities, primarily paper and cardboard.

     Operating Expenses. Operating expenses in 1996 increased $18.9 million (10.3%) to $202.8 million from $183.9 million in 1995. As a percentage of revenues, operating expenses increased to 70.4% in 1996 from 67.7% in 1995. Project and subcontractor related costs increased $18.8 million due to new and expanded third-party landfill management services activities in San Bernardino. Payroll and related costs increased $5.1 mil-lion a result of additional hires to support new and expanded third-party landfill management services activities in Southern California and scheduled union wage increases. Fuel costs increased $1.0 million, reflecting a general increase in fuel prices. These increased operating costs were partially offset by decreased recycling purchases of $3.7 million due to lower costs for recyclable commodities and lower landfill costs of $2.1 million resulting from increased capacity and changes to estimated closure costs at the Company-owned landfills.

     Depreciation and Amortization. Depreciation and amortization in 1996 decreased $1.7 million (8.3%) to $18.3 million from $20.0 million in 1995. The decrease is attributable to a reduction in landfill depletion expense based on increased capacity at the Company's landfills along with a reduction in depreciation expense from a number of assets that became fully depreciated at September 30, 1995 along with the buyouts of expiring capital leases during fiscal year 1995.

     ESOP Compensation Expense. ESOP compensation expense is primarily based on the Company's contribution to the ESOP, along with contributions to fund distributions to retired, terminated and withdrawing participants. ESOP compensation expense in 1996 increased $2.4 million (30.0%) to $10.3 million from $7.9 million in 1995. The increase in expense can be attributed to higher contributions made to the ESOP that allowed the ESOP to make scheduled loan payments and prepayment of additional principal along with increases in contributions related to the funding of distributions.

     General and Administrative. General and administrative expenses in 1996 increased $4.6 million (17.4%) to $31.0 million from $26.4 million in 1995. As a percentage of revenues, general and administrative expenses increased to 10.7% in 1996 from 9.7% in 1995. Payroll and related costs increased $3.3 million resulting from increased administrative personnel to support new and expanded third-party landfill management services in Southern California, general wage increases and additional management personnel. Other administrative costs increased as a result of the new and expanded third-party landfill management services in Southern California.

     Operating Income. Operating income in 1996 decreased $7.5 million (22.5%) to $25.8 million from $33.3 million in 1995. As a percentage of revenues, operating income decreased to 8.9% in 1996 from 12.3% in 1995. The primary causes of the decrease in operating income in 1996 were the significant drop in recycling revenues due to lower commodity prices coupled with higher operating, ESOP compensation and general and administrative expenses.

     Interest Expense. Interest expense in 1996 increased by $4.0 million (20.1%) to $23.9 million from $19.9 million in 1995. The increase is due to a higher effective interest rate associated with the Company's Senior Notes issued as part of the refinancing transaction in November 1995.

     Gain (Loss) on Dispositions. The loss on dispositions in 1996 of $0.5 million represents the net impact of asset disposals, primarily real estate. The gain on dispositions in 1995 of $1.3 million primarily represented the gain on the sale of the Company's 50% ownership interest in an affiliated company.

     Settlement of Litigation. Settlement of litigation in 1996 reflects the payment of $3.6 million made to the holders of ESOP Notes as part of the ESOP noteholder litigation settlement agreement.

     Other Income (Expense). Other income in 1996 decreased $1.4 million to an expense of $0.7 million from income of $0.7 million in 1995. The decrease in other income was due to non-operating expenses incurred during 1996, including equity in losses of an affiliate, certain expenses associated with the refinancing transaction and losses incurred from the sales of investments held in trust accounts. Other income in 1995 consisted primarily of equity in earnings of an affiliate which was sold in July 1995.

     Income Tax Expense. There was no income tax expense in 1996 compared to income tax expense of $6.7 million in 1995. The Company experienced an effective rate in fiscal 1996 of zero as a result of realizing certain of its deferred tax assets for which a valuation allowance had previously been established.

     Extraordinary Gain. The Company recorded an extraordinary gain of $31.4 million as a result of the early extinguishment of subordinated notes pursuant to the refinancing transaction.

     Net Income. The Company recorded net income of $30.2 million in 1996 compared to net income of $10.4 million in 1995. The net income in 1996 is attributable to the extraordinary gain, offset by those factors discussed in Operating Income as well as higher interest expense, settlement of litigation and higher other expense.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's cash requirements consist principally of working capital requirements, interest on outstanding indebtedness, capital expenditures and deposits to trust funds to satisfy certain environmental statutes and regulations. As of September 30, 1997, the Company had working capital of $15.8 million. As part of the Refinancing the Company entered into the Credit Agreement which provides for up to $100.0 million of additional borrowings and which, subject to certain limitations and covenant restrictions (including financial ratios), can be drawn by the Company to fund ongoing operations, invest in capital equipment and/or facilities and to finance acquisitions. The Credit Agreement expires in November 2000. At September 30, 1997, the Company had utilized $6.8 million of the credit facility provided by the Credit Agreement for letters of credit and had availability under the Credit Agreement of approximately $75.0 million, with an additional $18.2 million available for letters of credit. Certain acquisitions could increase availability under the Credit Agreement, due to the Company's ability to include certain pro forma financial information of acquired entities in calculating its financial ratios to determine availability. Changes in availability under the Credit Agreement are a function of changes in operating results, among other things. In addition, certain covenant measures in the Credit Agreement become more restrictive over time. As a result, if the Company's results of operations in fiscal year 1998 are consistent with fiscal year 1997, availability under the Credit Agreement would decrease by approximately $30.0 million.

     In February 1997, the San Francisco Refuse Collection and Disposal Rate Board (the "Rate Board") issued two rate orders (the "Orders") approving an 11.0% rate increase to the Company's refuse collection rates for the City of San Francisco effective March 1, 1997. The Orders disallowed 50% of the ESOP expense requested by the Company for rate reimbursement, and, after March 1, 1998, ESOP expense will be fully disallowed. The Company expects that the full disallowance of the ESOP expense may have an adverse effect on availability under the Credit Agreement.* The Rate Board also directed the Department of Public Works to examine solid waste rate setting methods in other jurisdictions and to propose changes in the current system for regulation of refuse collection and disposal to the San Francisco Board of Supervisors. A significant modification to the rate setting methodology could have a material adverse effect on the Company's financial condition and results of operations.

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

     The Senior Notes mature in November 2005. As of September 30, 1997, interest on the Senior Notes accrued at the rate of 13.25% per annum, which rate increased by an additional 0.25% per annum on November 16, 1997, to the maximum of 13.5% per annum. However, the interest rate on the Senior Notes is subject to decrease to 12.5% at such time the Company (in one or more transactions) offers to purchase (whether or not any actual purchases are made) or redeems an aggregate of $25.0 million in principal amount of Senior Notes out of the proceeds of equity sales.

     Cash Flow from Operations. Cash flow from operations in 1997 increased 108.2% to $42.4 million from $20.4 million in 1996. The increase was due to the income of $6.5 million in 1997 compared to a loss before extraordinary item of $1.1 million in the prior year, a smaller change in accounts receivable as a percentage of sales, lower tax payments and higher non-cash insurance and ESOP expenses in 1997.

     Cash Flow from Investing Activities. Cash used by investing activities in 1997 increased $15.9 million to $23.1 million from $7.2 million in 1996. The Company used $21.3 million on capital expenditures during 1997, primarily vehicles, containers and other equipment, and used $3.6 million for acquisitions. In 1997, the

Company generated $1.4 million from the sales of marketable securities and $0.4 million from the sale of miscellaneous assets.

     Cash Flow from Financing Activities. Cash used by financing activities was $1.3 million for 1997, consisting of principal payments on long term debt and capital leases. Cash used by financing activities was $7.2 million for 1996. As discussed above, the Company completed the Refinancing on November 21, 1995 which included the receipt of $170.2 million (after original issue discount) from the issuance of Senior Notes and utilized the funds for the payment of then outstanding bank debt, certain capitalized lease obligations and redemption of subordinated notes. In addition, the Company incurred approximately $10.8 million in fees and expenses related to the transaction. The Company also received $3.5 million from the ESOP as payment of loans to the ESOP paid from the insurance proceeds received in conjunction with a litigation settlement.

OTHER CASH REQUIREMENTS

     The Company has material financial obligations related to closure and post-closure costs with respect to landfills it owns. While the amount of these future obligations cannot be determined definitively at this time, the Company estimates the costs in current dollars for final closure of landfills it owns, as well as related post-closure activities for an estimated period of thirty years after the closure of each respective landfill, at approximately $61.7 million.* The Company recognizes an expense and liability for such costs based on units of production and makes contributions to trust funds to satisfy financial assurance requirements and fund the landfill costs. As of September 30, 1997, the Company had recorded a liability of $27.1 million for such projected costs in accordance with generally accepted accounting principles ("GAAP") and had on deposit $24.9 million in trust accounts consistent with regulatory requirements. The Company estimates its 1998 funding requirement at approximately $2.4 million, although the actual requirements could vary with changes in cost estimates and/or regulatory requirements.*

     The Company also has significant financial obligations with respect to certain environmental statutes and regulations protecting the groundwater and surface water in the vicinity of its landfills. The Company estimates the remaining funding associated with this issue to be approximately $2.4 million and is satisfying that obligation through deposits made to trust funds.* The Company estimates its 1998 funding requirement at approximately $1.4 million, although the actual requirement could vary with changes in cost estimates and/or regulatory requirements.* The Company also has recorded a liability of $2.4 million for potential costs associated with other environmental matters.

     The Company is in discussions with the City of San Francisco regarding plans for the construction of materials recovery and other facilities for use in connection with the Company's San Francisco operations and to facilitate compliance with mandated recycling requirements. The Company and the City are continuing to negotiate the nature, scope and financing of this project. The Company cannot predict the timing of an agreement with the City and therefore is unable to accurately project the timing of initiation of construction. Over the term of the Senior Notes, the Company may need to invest substantial capital to acquire or construct waste processing facilities, household hazardous waste facilities, maintenance and administrative complexes, and equipment.* The Company intends to seek continued rate recovery for amounts expended on any projects and may seek to finance such capital expenditures through additional secured borrowings, including up to $30.0 million of borrowing for certain "Designated Capital Expenditures" (as defined in the Indenture).*

     The Company is obligated to provide, subject to certain conditions, post-retirement health and welfare benefits to certain former employee-shareholders (as well as their spouses and dependents) of two of its predecessors. Although the Company's obligation with respect to some of its former employee-shareholders will terminate upon the earlier of October 1, 2000 or the final resolution of legal claims against third parties reserved pursuant to the settlement of litigation, most of the Company's obligations extend for the lifetime of such former employee-shareholders. The accrued post-retirement medical benefit liability as of September 30, 1997 was $34.2 million and the Company made cash payments during 1997 totaling approximately $1.2 million. Payments at rates similar to those made in 1997 or greater, depending on medical inflation rates and the aging of the persons entitled to benefits, are expected for a significant number of years.*

     The Company anticipates future increases in the ESOP contributions related to funding the distributions to retired, terminated or withdrawing participants based on their vested allocated shares of Company common stock.* The Company expects the contributions to increase as additional employees reach retirement age, as additional shares are allocated to employee accounts, if eligible participants elect to receive in-service withdrawals and if the value of the Company common stock increases. In addition, accelerated contributions made to realize tax benefits will increase ESOP compensation expense and will have a negative impact on earnings. While Norcal may consider a public offering of its common stock as a potentially desirable way to eliminate the ESOP-related requirements to either repurchase stock or fund cash distributions for retired, terminated or withdrawing employees, there can be no assurance that Norcal would be able to effect such an offering or otherwise create a trading market for its stock.*

     During 1997 the Company began a project to replace its management information systems with an established third party package of integrated financial applications. In addition to providing increased flexibility and functionality, the new system will also be Year 2000 compliant. The Company expects the total cost of the project to be $3.4 million, of which $1.2 million had been spent through September 30, 1997.*

ENVIRONMENTAL REGULATIONS

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

     On April 24, 1997, employees represented by the Sanitary Truck Drivers and Helpers Union Local 350 International Brotherhood of Teamsters ("Local 350") initiated a strike against certain San Francisco operations of the Company. The strike was resolved on April 26, 1997 when Local 350 voted to accept a five-year contract. A provision of the new contract related to an increase in pension benefits. The Company believes that it was agreed that the increase to certain pension benefits was to be prospective. Subsequently, Local 350 asserted that it understood the increase to be retroactive. The Company has served upon Local 350 a demand to arbitrate this dispute under the terms of the collective bargaining agreement between the parties. No arbitration date has yet been set.

     Under generally accepted accounting principles ("GAAP") any deficiency between the liability for pension benefits (defined as the Accumulated Benefit Obligation ("ABO")) and the market value of plan assets can result in a charge to the minimum pension liability in the equity section of the Company's balance sheet. If Local 350 were to prevail in the arbitration discussed above, the Company estimates that the ABO would increase by an additional $8.4 million, which would result in a charge to the minimum pension liability of $4.2 million. In addition, if Local 350 were to prevail, the Company estimates that its annual accruals for employee benefits would increase by approximately $3.0 million for additional pension and medical costs.* The above estimates are based on a discount rate of 7.5%. The discount rate applied under GAAP fluctuates with market conditions. A change in the discount rate can result in significant adjustments to the ABO.

     Although the ultimate outcome of such a proceeding cannot be determined at this time and the results of legal proceedings cannot be predicted with certainty, the Company, after consultation with outside labor counsel, believes it should prevail and therefore the resolution of this matter will not have a material adverse effect on the financial condition or results of operations of the Company. However, if the Company does not prevail, as discussed above, there could be a material adverse impact on the financial condition and results of operations of the Company. Arbitration could conclude that there has been no meeting of the minds on this provision of the contract and the provision could have to be renegotiated. If the matter is not satisfactorily renegotiated, the Company could be subject to another work stoppage. See "Risk Factors -- Union Matters."

     Included in the five-year contract referred to above is an aggregate 13.4% wage increase. The first year cost of the contract is included in the rate recently approved in San Francisco and the Company intends to seek rate recovery of scheduled future cost increases through the rate setting process.* There can be no assurance that the Company will succeed in obtaining timely rate increases sufficient to cover all costs or sufficient to maintain profit levels at historical levels.

     Due to the Company's concentration in California, cyclical economic conditions in California will have an impact on the Company's results.* The Company is unable to determine the significance a California economic downturn would have on its operations.

SEASONALITY

     The Company's revenues tend to be higher during spring and summer (third and fourth fiscal quarters) due to higher volumes of certain types of waste, such as yard clippings and construction and demolition debris. Such increased volumes result in higher revenues and earnings from the Company's transfer stations, waste collection, and landfill operations during such months. In addition, project management revenues are highest in the fourth quarter as a result of favorable construction conditions.

ACCOUNTING AND OTHER MATTERS

     Effective October 1, 1996, the Company adopted Statement of Financial Accounting Standard (SFAS) No. 123, "Accounting for Stock-Based Compensation." As permitted by SFAS No. 123, the Company has elected to continue measuring its compensation expense using the principles of Accounting Principles Board Opinion No. 25 and has provided the pro forma disclosure required under SFAS No. 123.

     In October 1996, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position, Environmental Remediation Liabilities ("SOP No. 96-1"). SOP No. 96-1 provides authoritative guidance on the recognition, measurement, presentation and disclosure of environmental remediation liabilities. The provisions of SOP No. 96-1 are effective for fiscal years ending after December 15, 1996. The Company's prior accounting practices with respect to environmental liabilities were substantially in compliance with the provisions of SOP No. 96-1 and the adoption of SOP No. 96-1 did not have a material effect to the Company's financial position, results of operations or cash flows.

     In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income." The standard must be adopted by fiscal year 1999. SFAS No. 130 does not change any accounting measurements, but requires presentation of comprehensive income and a reconciliation thereof to net income. The principal differences between comprehensive and net income are certain adjustments made directly to shareholders' equity, such as minimum pension liability.

     In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which requires financial information to be reported on the basis that is used internally for evaluating segment performance and deciding how to allocate resources to segments. The standard must be adopted by fiscal 1999. The Company is currently evaluating the disclosures required under this new standard.

     The Internal Revenue Service's audit of the Company's income tax returns for the fiscal years ended September 30, 1992 through 1994, which was initiated in 1996, is ongoing.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
Norcal Waste Systems, Inc.:

     We have audited the accompanying consolidated balance sheets of Norcal Waste Systems, Inc. (the Company) and subsidiaries as of September 30, 1997 and 1996, and the related consolidated statements of income, stockholder's equity (deficit) and cash flows for each of the years in the three year period ended September 30, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Norcal Waste Systems, Inc. and subsidiaries as of September 30, 1997 and 1996, and the results of their operations and their cash flows for each of the years in the three year period ended September 30, 1997 in conformity with generally accepted accounting principles.

San Francisco, California
December 19, 1997

                  NORCAL WASTE SYSTEMS, INC. AND SUBSIDIARIES
                (WHOLLY OWNED BY THE NORCAL WASTE SYSTEMS, INC.
                    EMPLOYEE STOCK OWNERSHIP PLAN AND TRUST)

                          CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                     Assets

                                                                                                   SEPTEMBER 30,
                                                                                                -------------------
                                                                                                  1997       1996
                                                                                                --------   --------
Current assets:
  Cash and cash equivalents.................................................................... $ 32,330   $ 14,378
  Marketable securities........................................................................    5,552      6,889
  Trust accounts, current portion (note 12)....................................................    4,362      4,066
  Accounts receivable, less allowance for doubtful accounts of $2,017 in 1997 and $1,611 in
    1996.......................................................................................   42,677     39,120
  Parts and supplies...........................................................................    2,436      2,434
  Prepaid expenses.............................................................................    2,568      3,836
                                                                                                --------   --------
    Total current assets.......................................................................   89,925     70,723
Property and equipment:
  Land.........................................................................................   44,558     42,691
  Landfills....................................................................................   25,206     24,481
  Buildings and improvements...................................................................   47,325     43,189
  Vehicles and equipment.......................................................................  116,925    107,822
  Construction in progress.....................................................................    6,232      4,412
                                                                                                --------   --------
    Total property and equipment...............................................................  240,246    222,595
  Less accumulated depreciation and amortization...............................................   97,313     85,448
                                                                                                --------   --------
    Property and equipment, net................................................................  142,933    137,147
                                                                                                --------   --------
Other assets:
  Franchises, permits and other intangibles, net of amortization of $40,027 in 1997 and $35,952
    in 1996 (notes 3 and 4)....................................................................   76,829     76,166
  Trust accounts (note 12).....................................................................   30,647     24,209
  Prepaid pension cost (note 10)...............................................................    1,941      3,090
  Deferred financing costs, net of amortization of $2,518 in 1997 and $1,177 in 1996...........    8,261      9,636
  Other........................................................................................      633        264
                                                                                                --------   --------
    Total other assets.........................................................................  118,311    113,365
                                                                                                --------   --------
         Total assets.......................................................................... $351,169   $321,235
                                                                                                ========   ========
                                       Liabilities and Stockholder's Equity
Current liabilities:
  Current portion:
    Long-term debt (note 6).................................................................... $    306   $    354
    Capital leases (note 7)....................................................................    1,040        935
  Accounts payable.............................................................................   15,379     12,133
  Accrued payroll and employee benefits........................................................    9,337      7,657
  Accrued expenses (notes 6, 12 and 13)........................................................   42,077     39,697
  Income taxes payable (note 8)................................................................    1,087         --
  Other accrued liabilities....................................................................    4,867      5,091
                                                                                                --------   --------
    Total current liabilities..................................................................   74,093     65,867
Long-term debt (note 6)........................................................................  174,047    172,386
Obligations under capital leases (note 7)......................................................    2,025      3,065
Deferred income taxes (note 8).................................................................    9,732     12,503
Landfill closure liability (note 12)...........................................................   22,823     18,668
Postretirement medical benefits (note 11)......................................................   32,844     33,318
Other liabilities..............................................................................   12,096      9,311
                                                                                                --------   --------
    Total liabilities..........................................................................  327,660    315,118
                                                                                                --------   --------
Commitments and contingencies (notes 7, 8, 9, 10, 11, 12, 13 and 14)
Stockholder's equity (note 9):
  Common stock, $.01 par value; 100,000,000 shares authorized;
    24,134,973 shares issued and outstanding...................................................      241        241
  Additional paid-in capital...................................................................  166,378    166,378
  Accumulated deficit.......................................................................... (106,389)  (112,915)
  Unrealized gains (losses) on marketable securities...........................................      (21)       581
                                                                                                --------   --------
                                                                                                  60,209     54,285
Less net scheduled contribution to the ESOP (note 9)...........................................  (36,700)   (48,168)
                                                                                                --------   --------
    Total stockholder's equity.................................................................   23,509      6,117
                                                                                                --------   --------
         Total liabilities and stockholder's equity............................................ $351,169   $321,235
                                                                                                ========   ========

          See accompanying notes to consolidated financial statements

                  NORCAL WASTE SYSTEMS, INC. AND SUBSIDIARIES
                (WHOLLY OWNED BY THE NORCAL WASTE SYSTEMS, INC.
                    EMPLOYEE STOCK OWNERSHIP PLAN AND TRUST)

                       CONSOLIDATED STATEMENTS OF INCOME
                                 (IN THOUSANDS)

                                                                       SEPTEMBER 30,
                                                             ----------------------------------
                                                               1997         1996         1995
                                                             --------     --------     --------
Revenues...................................................  $319,801     $288,215     $271,501
                                                             --------     --------     --------
Cost of operations:
  Operating expenses.......................................   226,977      202,848      183,865
  Depreciation and amortization............................    19,732       18,320       19,985
  ESOP compensation expense (note 9).......................    13,128       10,291        7,923
  General and administrative...............................    32,990       30,965       26,446
                                                             --------     --------     --------
     Total cost of operations..............................   292,827      262,424      238,219
                                                             --------     --------     --------
       Operating income....................................    26,974       25,791       33,282
Interest expense...........................................   (25,649)     (23,913)     (19,909)
Interest income............................................     2,463        1,804        1,695
Gain (loss) on dispositions, net...........................       119         (477)       1,279
Settlement of litigation (note 6)..........................        --       (3,648)          --
Other income (expense).....................................     2,619         (693)         748
                                                             --------     --------     --------
  Income (loss) before income taxes and extraordinary
     item..................................................     6,526       (1,136)      17,095
Income tax expense (note 8)................................        --           --        6,662
                                                             --------     --------     --------
  Income (loss) before extraordinary item..................     6,526       (1,136)      10,433
Extraordinary gain on early extinguishment of long-term
  debt net of $0 income taxes (note 6).....................        --       31,379           --
                                                             --------     --------     --------
          Net income.......................................  $  6,526     $ 30,243     $ 10,433
                                                             ========     ========     ========

          See accompanying notes to consolidated financial statements.

                  NORCAL WASTE SYSTEMS, INC. AND SUBSIDIARIES
                (WHOLLY OWNED BY THE NORCAL WASTE SYSTEMS, INC.
                    EMPLOYEE STOCK OWNERSHIP PLAN AND TRUST)

           CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY (DEFICIT)
                 YEARS ENDED SEPTEMBER 30, 1997, 1996 AND 1995
                                 (IN THOUSANDS)

                                                                                        NET           UNREALIZED
                          COMMON STOCK     ADDITIONAL                  PENSION       SCHEDULED     GAINS (LOSSES) ON
                         ---------------    PAID-IN     ACCUMULATED   LIABILITY    CONTRIBUTION       MARKETABLE
                         SHARES   AMOUNT    CAPITAL       DEFICIT     ADJUSTMENT    TO THE ESOP       SECURITIES        TOTAL
                         ------   ------   ----------   -----------   ----------   -------------   -----------------   --------
Balances, September 30,
  1994.................  24,135    $241     $166,378     $(153,591)    $(10,907)     $ (68,056)          $  --         $(65,935)
Contributions to reduce
  ESOP debt............     --       --           --            --           --          9,298              --            9,298
Pension liability
  adjustment...........     --       --           --            --        2,326             --              --            2,326
Net income.............     --       --           --        10,433           --             --              --           10,433
                         ------   ------   ----------   -----------   ----------   -------------        ------         --------
Balances, September 30,
  1995.................  24,135     241      166,378      (143,158)      (8,581)       (58,758)             --          (43,878)
Contributions and
  adjustment to ESOP
  debt.................     --       --           --            --           --         10,590              --           10,590
Pension liability
  adjustment...........     --       --           --            --        8,581             --              --            8,581
Net unrealized gains
  (losses) on
  marketable
  securities...........     --       --           --            --           --             --             581              581
Net income.............     --       --           --        30,243           --             --              --           30,243
                         ------   ------   ----------   -----------   ----------   -------------        ------         --------
Balances, September 30,
  1996.................  24,135     241      166,378      (112,915)          --        (48,168)            581            6,117
Contributions to reduce
  ESOP debt............     --       --           --            --           --         11,468              --           11,468
Net unrealized gains
  (losses) on
  marketable
  securities...........     --       --           --            --           --             --            (602)            (602)
Net income.............     --       --           --         6,526           --             --              --            6,526
                         ------   ------   ----------   -----------   ----------   -------------        ------         --------
Balances, September 30,
  1997.................  24,135    $241     $166,378     $(106,389)    $     --      $ (36,700)          $ (21)        $ 23,509
                         ======   =======  =========    ===========   ==========   ===========     ===============     ========

          See accompanying notes to consolidated financial statements.

                  NORCAL WASTE SYSTEMS, INC. AND SUBSIDIARIES
                (WHOLLY OWNED BY THE NORCAL WASTE SYSTEMS, INC.
                    EMPLOYEE STOCK OWNERSHIP PLAN AND TRUST)

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                  SEPTEMBER 30,
                                                                         --------------------------------
                                                                          1997         1996        1995
                                                                         -------     --------     -------
Cash flows from operating activities:
  Net income............................................................ $ 6,526     $ 30,243     $10,433
  Extraordinary gain on early extinguishment of long term debt..........      --      (31,379)         --
                                                                         -------     --------     -------
         Income (loss) before extraordinary gain........................   6,526       (1,136)     10,433
Adjustments to reconcile net income to net cash provided by operating activities:
  Depreciation and amortization.........................................  19,732       18,320      19,985
  Landfill trust contributions, withdrawals, interest income, net of
    landfill closure and other regulatory expense.......................  (3,775)      (2,053)     (2,805)
  Pension, postretirement and insurance, net of amounts paid............   4,677        1,845       1,949
  ESOP compensation expense in excess of cash payments for
    redemptions.........................................................  11,468        8,768       7,528
  Accrued interest, amortization of discounts and deferred financing
    fees................................................................   1,737       10,664       6,031
  Settlement of litigation..............................................      --           --      (5,480)
  Gain on dispositions and other income.................................  (2,263)        (709)     (2,380)
  Other.................................................................  (1,108)         619        (613)
Changes in assets and liabilities, net of effects of acquisitions and dispositions:
  Increase in accounts receivable.......................................  (3,557)      (8,399)     (4,356)
  Increase in accounts payable..........................................   3,246        2,192       1,376
  Increase (decrease) in accrued expenses and other liabilities.........   6,938       (3,275)     (1,677)
  Increase (decrease) in income taxes...................................  (1,885)      (4,817)      5,915
  Other assets and liabilities..........................................     642       (1,667)      1,006
                                                                         -------     --------     -------
Net cash provided by operating activities...............................  42,378       20,352      36,912
                                                                         -------     --------     -------
Cash flows from investing activities:
  Acquisition of property and equipment................................. (21,345)     (20,842)    (19,603)
  Acquisition of businesses.............................................  (3,640)        (100)         --
  Proceeds from dispositions............................................     447        4,498       6,057
  Withdrawals from trust accounts.......................................      --        6,795          --
  Deposits to trust accounts............................................      --           --        (595)
  Proceeds from the sales of marketable securities......................   1,379           --          --
  Investment in marketable securities...................................      --           --      (5,608)
  Withdrawals from restricted cash......................................      --        2,735      10,203
  Other.................................................................      42         (283)        (20)
                                                                         -------     --------     -------
    Net cash used in investing activities............................... (23,117)      (7,197)     (9,566)
                                                                         -------     --------     -------
Cash flows from financing activities:
  Proceeds from long-term debt and capitalized leases...................      --      170,848       4,212
  Principal payments on long-term debt and capitalized leases...........  (1,309)     (97,698)    (32,156)
  Principal payments on subordinated debt...............................      --      (73,061)         --
  Payments of loans by ESOP.............................................      --        3,531       3,081
  Deferred financing costs..............................................      --      (10,813)         --
                                                                         -------     --------     -------
    Net cash used in financing activities...............................  (1,309)      (7,193)    (24,863)
                                                                         -------     --------     -------
Net increase in cash....................................................  17,952        5,962       2,483
Cash and cash equivalents, beginning of year............................  14,378        8,416       5,933
                                                                         -------     --------     -------
Cash and cash equivalents, end of year.................................. $32,330     $ 14,378     $ 8,416
                                                                         =======     ========     =======

Supplemental schedule of net cash paid for:
  Interest.............................................................. $24,075     $ 13,883     $13,912
                                                                         =======     ========     =======
  Income taxes.......................................................... $   815     $  5,221     $   747
                                                                         =======     ========     =======

          See accompanying notes to consolidated financial statements.

                  NORCAL WASTE SYSTEMS, INC. AND SUBSIDIARIES
                (WHOLLY OWNED BY THE NORCAL WASTE SYSTEMS, INC.
                    EMPLOYEE STOCK OWNERSHIP PLAN AND TRUST)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          SEPTEMBER 30, 1997 AND 1996

 1. NATURE OF BUSINESS

     Through its subsidiaries, Norcal Waste Systems, Inc. (the Company) provides integrated waste services to residential, commercial, municipal and industrial customers in California. The Company's services include refuse collection, recycling and other waste diversion, transfer station and hauling operations, operation of Company owned landfills and third party landfill management services (including engineering and construction management services). The Company continues to be, with limited exceptions, the sole provider of commercial and residential refuse collection for the City and County of San Francisco (note 16).

 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     (a) Principles of Consolidation

     The consolidated financial statements include the accounts of Norcal Waste Systems, Inc. and its subsidiaries, all of which are wholly owned. The Company uses the equity method for its investments in companies which are 50% or less owned and are not consolidated. All significant intercompany accounts and transactions have been eliminated.

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

     (d) Property and Equipment

     Property and equipment, including major renewals and betterments, are stated at cost. Property and equipment under capital leases are stated at the present value of minimum lease payments at the inception of the lease. Ordinary maintenance and repairs are charged directly to operations. The Company capitalizes interest costs for significant projects under development. The amount capitalized and netted against interest expense in the consolidated statements of income was $0.2 million and $0.4 million in 1997 and 1996, respectively, and $-0- in 1995. Certain properties available for sale have been written down to their estimated net realizable value.

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

                  NORCAL WASTE SYSTEMS, INC. AND SUBSIDIARIES
                (WHOLLY OWNED BY THE NORCAL WASTE SYSTEMS, INC.
                    EMPLOYEE STOCK OWNERSHIP PLAN AND TRUST)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                          SEPTEMBER 30, 1997 AND 1996

held under capital leases and leasehold improvements are amortized using the straight-line method over the shorter of the lease term or the estimated useful life of the asset.

     Landfills are carried at cost which includes acquisition, engineering and permitting costs related to landfills which are currently in operation. These costs are amortized as the landfill is used, based on engineering estimates of the available capacity. Engineering, legal and other costs associated with the development of new landfills and expansion at existing landfills are deferred pending receipt of all necessary operating permits, at which time they are capitalized as landfill costs. The Company is required to close, monitor, and maintain landfill sites for a period of thirty years or more after closure. The estimated costs and changes thereto in current dollars attributable to future closure and post-closure costs are accrued in landfill closure liabilities for each site based upon the capacity used in the current year in relation to the total remaining capacity as of the beginning of the year.

     (e) Intangible Assets

     The excess of cost over net assets of acquired businesses is amortized on the straight-line method over periods not exceeding 40 years. Franchises, permits and contracts are amortized on the straight-line method over their estimated lives ranging from 3 to 40 years. In accordance with Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for Impairment of Long Lived Assets and for Long Lived Assets to be Disposed Of," the Company's policy is to review the estimated undiscounted future cash flows for each operation on an annual basis and to compare it to the remaining net book value to ascertain if a provision for impairment is necessary.

     (f) Income Taxes

     The Company utilizes the liability method of accounting for income taxes prescribed by Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes." Under the liability method, deferred income taxes are recognized for the tax consequences of "temporary differences" by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. Deferred taxes are provided on financial statement and income tax basis differences relating to business acquisitions, except that no deferred taxes are provided on amounts related to operating permit rights and excess of costs over net assets of businesses acquired. Under SFAS No. 109, the effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. This standard requires that the Company recognize income tax benefits for loss carryforwards and certain temporary differences for which tax benefits have not previously been recorded. The likelihood of realizing the tax benefits related to a potential deferred tax asset is evaluated, and a valuation allowance is recognized to reduce that deferred tax asset to an amount that more likely than not will be realized.

     (g) ESOP Accounting

     The Company recognizes ESOP compensation expense using the shares allocated method whereby the expense is based upon contributions by the Company to the ESOP relating to ESOP debt service payments, the historical cost of the shares and the number of shares allocated by reason of such payments. Shares allocable to participants for a given year are determined based on the ratio of the current year's debt service payments to the total of the current year's and estimated remaining debt service. Shares to be allocated to individual participants are based upon the participants' relative compensation.

                  NORCAL WASTE SYSTEMS, INC. AND SUBSIDIARIES
                (WHOLLY OWNED BY THE NORCAL WASTE SYSTEMS, INC.
                    EMPLOYEE STOCK OWNERSHIP PLAN AND TRUST)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                          SEPTEMBER 30, 1997 AND 1996

     (h) Cash and Cash Equivalents

     Cash and cash equivalents include all cash balances and highly liquid investments with a remaining maturity at the time of purchase of three months or less. Cash and cash equivalents are principally comprised of cash invested in demand accounts and money market instruments and are stated at cost plus accrued interest.

     (i) Marketable Securities and Trust Accounts

     Marketable securities represent primarily investments in fixed income securities of federal government entities which are considered as available for sale securities and are recorded at market value using the closing price as quoted on a national securities exchange. The available for sale securities mature at various dates from February 1998 to September 2010. Unrealized gains and losses, which occur when the cost basis differs from the fair value, are included as a separate component of stockholder's equity, in accordance with Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities." During fiscal 1997, $7.1 million of available for sale securities were sold for proceeds of $7.1 million. During fiscal 1996, $10.4 million of available for sale securities were sold for proceeds of $10.1 million. The cost of securities sold is based on the specific identification method. The gross unrealized holding gains and gross unrealized holding losses (in thousands) for available for sale securities at September 30, 1997 were $114 and $150, respectively, and at September 30, 1996 were $1,327 and $151, respectively.

     The Company has established restricted and unrestricted trust accounts principally in connection with landfill operations with respect to closure and post-closure liabilities, financial assurance for the initiation and completion of corrective action and liabilities to third parties for bodily injury/property damage. Amounts are principally invested in fixed income securities of federal government entities with maturities from two to ten years. The Company considers certain of its trust accounts to be held to maturity and, consequently, has stated these investments at amortized cost in accordance with SFAS No. 115. The remainder of all trust accounts are considered available for sale. During fiscal 1997, $3.9 million of held to maturity securities were sold for proceeds of $3.9 million. The gross unrealized holding gains and gross unrealized holding losses (in thousands) for held to maturity securities at September 30, 1997 were $239 and $139, respectively, and at September 30, 1996 were $86 and $224, respectively.

     The maturity dates for the Company's investments are as follows (in millions):

                                                         AVAILABLE     HELD TO
                          MATURITY DATE                  FOR SALE      MATURITY     COMBINED
        -----------------------------------------------  ---------     --------     --------
        9/30/1997 - Cash equivalents...................    $ 5.2        $  0.7       $  5.9
        10/1/1997 - 9/30/2001..........................      2.4           4.1          6.5
        10/1/2001 - 9/30/2007..........................     12.3          14.9         27.2
        10/1/2007 - 9/30/2010..........................      0.2           0.7          0.9
                                                           -----         -----        -----
                  Total................................    $20.1        $ 20.4       $ 40.5
                                                           =====         =====        =====

     (j) Stock Options

     In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 123 establishes accounting and reporting standards for stock-based compensation plans. This Statement allows companies to choose between the "fair value based method of accounting" as defined in this Statement and the "intrinsic value based method of accounting" as prescribed

                  NORCAL WASTE SYSTEMS, INC. AND SUBSIDIARIES
                (WHOLLY OWNED BY THE NORCAL WASTE SYSTEMS, INC.
                    EMPLOYEE STOCK OWNERSHIP PLAN AND TRUST)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                          SEPTEMBER 30, 1997 AND 1996

by Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees." The Company has elected to remain with the accounting requirements under APB 25. The pro forma disclosures of net income required by SFAS No. 123, as if the fair value based method of accounting had been applied, are included in note 9.

     (k) Use of Estimates

     Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

     (l) Reclassifications

     Certain prior year balances have been reclassified to conform to the current year presentation.

 3. BUSINESS ACQUISITIONS

     On November 18, 1996, the Company completed the acquisition of substantially all of the assets of a solid waste business in Butte County. Results of operations of this entity have been included in the consolidated financial statements from the acquisition date. The Company paid $2.6 million in cash and issued a note with a face value of $2.0 million repayable over 20 years at 6.5% interest. The note was discounted to $1.7 million to yield an imputed rate of 8.75%. The acquisition was accounted for under the purchase method of accounting; accordingly, the purchase price was allocated to the assets acquired (principally operating permits) based on estimates of their relative fair value.

     In February and April 1997, the Company acquired certain assets for $1.1 million in cash from businesses operating in the collection and disposal of medical wastes.

 4. FRANCHISES, PERMITS AND OTHER INTANGIBLES

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

                                                                    1997        1996
                                                                   -------     -------
                                                                     (IN THOUSANDS)
        Franchises and contracts.................................. $11,135     $ 8,168
        Operating permit rights...................................  60,188      62,224
        Excess of cost over net assets of businesses acquired.....   5,506       5,774
                                                                   -------     -------
                                                                   $76,829     $76,166
                                                                   =======     =======

 5. INVESTMENTS IN UNCONSOLIDATED AFFILIATES

     The investments in unconsolidated affiliates are included in other assets in the accompanying consolidated balance sheets. The Company's equity in earnings/(losses) of unconsolidated affiliates included in other

                  NORCAL WASTE SYSTEMS, INC. AND SUBSIDIARIES
                (WHOLLY OWNED BY THE NORCAL WASTE SYSTEMS, INC.
                    EMPLOYEE STOCK OWNERSHIP PLAN AND TRUST)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                          SEPTEMBER 30, 1997 AND 1996

income in the consolidated statements of income (in thousands), was $200, $(284) and $517 for the years ended 1997, 1996 and 1995, respectively.

     On July 28, 1995, the Company sold its 50% ownership interest in an affiliated company and other related entities, which were engaged in the waste collection and disposal business, for $5 million in cash. The gain on disposal of $1.2 million is included in gain on dispositions in the consolidated statements of income.

 6. LONG-TERM DEBT

     Long-term debt at September 30, 1997 and 1996 is summarized as follows:

                                                                       1997         1996
                                                                     --------     --------
                                                                        (IN THOUSANDS)
    Series B 12.5% Senior Notes, due 2005..........................  $170,679     $170,392
    Note payable for business acquired, due in monthly installments
      through 2016, interest imputed at 8.75%......................     1,658           --
    Notes payable to former shareholders, due in monthly
      installments through 2017, interest at 6% to 8.5%............       792          850
    Other notes....................................................     1,224        1,498
                                                                     --------     --------
      Total debt...................................................   174,353      172,740
      Less current portion.........................................       306          354
                                                                     --------     --------
         Long-term debt............................................  $174,047     $172,386
                                                                     ========     ========

     On November 21, 1995, the Company completed a private debt offering, (the "Refinancing") of $175.0 million in Series A Senior Notes. The Series A Senior Notes were to mature in November 2005 with interest payable semiannually. The Series A Senior Notes were redeemable at the option of the Company, in whole or in part, at any time during or after November 2000. Prior to this date, the Series A Senior Notes were partially redeemable in the event of a public offering, or would have been required to be redeemed in the event of a change in control of the Company. The Series A Senior Notes were unsecured and ranked pari passu in right of payment to all existing and future senior indebtedness of the Company. The Series A Senior Notes were guaranteed on a senior unsecured basis by the Company's wholly-owned subsidiaries. The Indenture governing the Series A Senior Notes contained provisions which, among other things, (i) limit the Company's and its subsidiaries' ability to declare or pay dividends or other distributions (other than dividends or distributions payable to Norcal or any wholly owned subsidiary of Norcal), (ii) limit the purchase, redemption or retirement of capital stock and (iii) limit the incurrence of additional debt. In September 1996, the Company completed the exchange of all of its outstanding Series A Senior Notes for Series B Senior Notes (Senior Notes) with an identical principal balance and terms. The exchange was completed under the Securities Act of 1933. The interest rate on the Senior Notes at September 30, 1997 was 13.25% and increased .25% per annum on November 16, 1997 to a maximum of 13.5%. The interest rate reverts back to 12.5% if Norcal (in one or more transactions) offers to purchase (whether or not any actual purchases are made) or redeems an aggregate of $25.0 million in principal amount of Senior Notes out of the proceeds of equity sales.

     The Company received net proceeds from the private debt offering of $170.2 million (after original issuance discount of $4.8 million). Deferred financing costs at September 30, 1997 include commissions and other costs related to the offering and the new credit agreement (see below) and are being amortized over the life of the Senior Notes and the new credit agreement. The Company used the proceeds from the Series A Senior Notes, proceeds from the liquidation of indemnification trusts and cash balances to repay $94.0 million of long-term debt, $2.2 million of capital leases, redeem and cancel subordinated notes for $73.4 million and

                  NORCAL WASTE SYSTEMS, INC. AND SUBSIDIARIES
                (WHOLLY OWNED BY THE NORCAL WASTE SYSTEMS, INC.
                    EMPLOYEE STOCK OWNERSHIP PLAN AND TRUST)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                          SEPTEMBER 30, 1997 AND 1996

settle litigation for $3.6 million. The recorded value and associated accrued interest of the subordinated notes that the Company redeemed was $103.3 million. The Company recognized an extraordinary gain of $31.4 million in connection with the redemption.

     The debt outstanding at September 30, 1997, matures as follows (in thousands): 1998, $306; 1999, $308; 2000, $391; 2001, $291; 2002, $570; and
thereafter, $172,487, net of unamortized discount of $4,619. Included in accrued expenses at September 30, 1997 and 1996 is accrued interest amounting to $8,904 and $8,791, respectively.

     Concurrent with the private debt offering, the Company entered into a new Credit Agreement with a group of lenders and the First National Bank of Boston as Agent. The agreement established a revolving credit facility in an amount of up to $100 million, up to $25 million of which can be used for letters of credit. Substantially all of the assets of the Company and its wholly owned subsidiaries are pledged to secure the obligations of the Company and such subsidiaries. Subsidiaries of the Company have guaranteed the debt under the Credit Agreement on a joint and several basis (note 17). The Credit Agreement provides for certain positive and negative covenants including restrictions on indebtedness, investments, and distributions among others, and financial covenants including leverage ratio, interest coverage ratio, consolidated net worth, and debt service ratio. There are no compensating balance requirements or any informal arrangements in connection with any of the loans. The Company must pay to the lenders a commitment fee on the daily average amount of the unused credit commitment at an annual rate per annum equal to 0.05%, plus an amount equal to 2.25% of the face amount of each letter of credit. Except as set forth below, there were no borrowings outstanding under the Credit Agreement at September 30, 1997.

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

     At September 30, 1997, the Company had utilized $6.8 million for letters of credit and had availability under the Credit Agreement of approximately $75.0 million, with an additional $18.2 million available for letters of credit. Changes in availability under the Credit Agreement are a function of changes in operating results, among other things. In addition, certain covenant measures in the Credit Agreement become more restrictive over time.

 7. LEASES

     The Company leases certain land, buildings, vehicles and equipment under lease agreements. Certain of these leases are accounted for as capital leases. The Company is responsible for all maintenance costs, taxes and insurance on the buildings, vehicles and equipment. At September 30, the gross amount of property and equipment and related accumulated amortization recorded under capital leases were as follows:

                                                                1997        1996
                                                               -------     -------
                                                                 (IN THOUSANDS)
            Vehicles and equipment...........................  $ 6,535     $ 6,534
            Less accumulated amortization....................   (3,472)     (2,232)
                                                                ------      ------
                                                               $ 3,063     $ 4,302
                                                                ======      ======

                  NORCAL WASTE SYSTEMS, INC. AND SUBSIDIARIES
                (WHOLLY OWNED BY THE NORCAL WASTE SYSTEMS, INC.
                    EMPLOYEE STOCK OWNERSHIP PLAN AND TRUST)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                          SEPTEMBER 30, 1997 AND 1996

     Future minimum lease payments under noncancelable operating leases and the present value of future minimum capital lease payments at September 30, 1997 are as follows:

                                                                   CAPITAL     OPERATING
                                                                   LEASES       LEASES
                                                                   -------     ---------
                                                                      (IN THOUSANDS)
        Year ending September 30:
          1998...................................................  $ 1,310      $ 2,316
          1999...................................................    1,288        1,949
          2000...................................................      658        1,660
          2001...................................................      248        1,081
          2002...................................................       54          485
          Thereafter.............................................       --          657
                                                                    ------       ------
             Total minimum lease payments........................    3,558      $ 8,148
                                                                                 ======
        Less amount representing interest........................      493
                                                                    ------
        Present value of minimum lease payments..................    3,065
        Less current portion.....................................    1,040
                                                                    ------
                                                                   $ 2,025
                                                                    ======

     Rental expense charged to operations under all operating leases was approximately $4.4 million, $3.9 million and $2.8 million for the years ended 1997, 1996, and 1995, respectively, including amounts under short-term rental agreements.

 8. INCOME TAXES

     Income tax expense (benefit) for the fiscal years ended September 30, 1997, 1996, and 1995 is as follows:

                                                            1997       1996       1995
                                                           -------     -----     ------
                                                                  (IN THOUSANDS)
        Current:
          Federal........................................  $ 1,635     $ 639     $4,562
          State..........................................      665       301      1,600
                                                           -------     -----     ------
                                                           $ 2,300     $ 940     $6,162
                                                           =======     =====     ======
        Deferred:
          Federal........................................  $(1,635)    $(639)    $  425
          State..........................................     (665)     (301)        75
                                                           -------     -----     ------
                                                            (2,300)     (940)       500
                                                           -------     -----     ------
                                                           $    --     $  --     $6,662
                                                           =======     =====     ======

                  NORCAL WASTE SYSTEMS, INC. AND SUBSIDIARIES
                (WHOLLY OWNED BY THE NORCAL WASTE SYSTEMS, INC.
                    EMPLOYEE STOCK OWNERSHIP PLAN AND TRUST)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                          SEPTEMBER 30, 1997 AND 1996

     Total income tax expense differed from the amount computed by applying the federal statutory income tax rate of 35% to income as a result of the following:

                                                              1997      1996      1995
                                                              -----     -----     -----
        Federal statutory tax rate...........................  35.0%     35.0%    35.0%
        State taxes, net of federal benefit..................   6.0       6.0       6.0
        Change in valuation allowance........................ (58.1)    (36.5)    (14.6)
        Amortization of nondeductible intangibles............  14.4       3.1       5.1
        Permanent differences related to debt
          extinguishment.....................................    --     (12.4)       --
        Permanent differences on affiliate sold..............    --        --       6.5
        Other................................................   2.7       4.8       1.0
                                                               ----      ----      ----
        Income tax expense...................................   0.0%      0.0%     39.0%
                                                               ====      ====      ====

     The deferred tax liability at September 30, 1997 and 1996 primarily relates to financial statement carrying amounts in excess of the tax basis in certain land investments that will not be disposed of in the foreseeable future. The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at September 30 are summarized below:

                                                                   1997         1996
                                                                  -------     --------
                                                                     (IN THOUSANDS)
        Deferred tax assets:
          Alternative minimum tax credit carryforward...........  $ 4,047     $  3,862
          Accrued liabilities...................................    1,960        2,298
          Post retirement benefit obligations...................   11,784       14,117
          ESOP expense, including accrued interest, in excess of
             cash contributions.................................    7,105        8,344
          Insurance reserves....................................    6,693        5,175
          Landfill closure reserves.............................       --        2,414
          Vacation accrual......................................    1,497        1,400
          Bad debts.............................................      828          661
          Other.................................................    1,402          706
                                                                  -------      -------
                                                                   35,316       38,977
        Less: Valuation allowance...............................   19,029       24,716
                                                                  -------      -------
             Net deferred tax assets............................  $16,287     $ 14,261
                                                                  -------      -------
        Deferred tax liabilities:
          Property and equipment, basis and depreciation
             differences........................................   20,795       22,080
          Franchises, permits and other intangibles.............    2,412        3,011
          Pension contributions in excess of expense............      797        1,269
          Landfill closure reserves.............................    2,015           --
          Marketable securities.................................       --          404
                                                                  -------      -------
             Gross deferred tax liabilities.....................   26,019       26,764
                                                                  -------      -------
             Net deferred tax liabilities.......................  $(9,732)    $(12,503)
                                                                  =======      =======

     The total valuation allowance decreased for the years ended September 30, 1997 and 1996 by $5.7 million and $11.0 million, respectively.

                  NORCAL WASTE SYSTEMS, INC. AND SUBSIDIARIES
                (WHOLLY OWNED BY THE NORCAL WASTE SYSTEMS, INC.
                    EMPLOYEE STOCK OWNERSHIP PLAN AND TRUST)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                          SEPTEMBER 30, 1997 AND 1996

     At September 30, 1997, 1996, and 1995, the Company concluded it was unable to implement tax planning strategies which would have enabled the Company to reduce deferred tax liabilities. Consequently, the Company has provided a valuation allowance for deferred tax assets attributable to substantial expenses and losses recognized for financial statement purposes which represent future deductible amounts.

     The Internal Revenue Service (the "Service") has completed an audit of the Company's income tax returns for the fiscal years ended September 30, 1988 through September 30, 1991. The Service and the Company have reached a settlement which must be approved by the Joint Committee.

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

 9. STOCKHOLDER'S EQUITY (DEFICIT)

     Capital Structure

     The Company's Articles of Incorporation allow for the issuance of Preferred Stock in one or more series, at such designations, rates of dividends, redemption prices, liquidation payments, voting rights and conversion, exchange or other special rights to be determined at the time of issuance. None is presently issued or outstanding.

     Stock Options

     The Company has four stock option plans that provide for the granting of Incentive Stock Options and Non-Qualified Stock Options for the purchase of Common Stock. The options may be granted to officers, employees, directors and independent contractors of the Company. Participation in the Stock Option Plans is determined by the Compensation Committee of the Board of Directors, based on the parameters of each respective plan. The term of an option granted under any of the option plans cannot exceed ten years and may be further limited by the specific restrictions as detailed in the individual plans. The options generally are exercisable pursuant to any vesting requirements imposed by the Compensation Committee upon the grant of the options.

                  NORCAL WASTE SYSTEMS, INC. AND SUBSIDIARIES
                (WHOLLY OWNED BY THE NORCAL WASTE SYSTEMS, INC.
                    EMPLOYEE STOCK OWNERSHIP PLAN AND TRUST)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                          SEPTEMBER 30, 1997 AND 1996

     The following table sets out specific details of the respective stock option plans and status as of September 30, 1997, 1996 and 1995:

                                                                                            1996
                                                                1996          1996          NON-
                                                  1990       EXECUTIVE      EMPLOYEE      EMPLOYEE
                                                 STOCK         STOCK         STOCK        DIRECTOR
                                                 OPTION      INCENTIVE     INCENTIVE        STOCK
             SHARES UNDER OPTION                  PLAN          PLAN          PLAN       OPTION PLAN
---------------------------------------------  ----------    ----------    ----------    -----------
Outstanding at September 30, 1995............     260,500            --            --            --
Granted......................................          --     1,390,000       527,500       105,000
Canceled.....................................     (17,750)     (400,000)           --            --
                                               ----------    ----------    ----------      --------
Outstanding at September 30, 1996............     242,750       990,000       527,500       105,000
Granted......................................          --            --       472,500            --
Canceled.....................................     (14,750)           --       (35,000)           --
                                               ----------    ----------    ----------      --------
Outstanding at September 30, 1997............     228,000       990,000       965,000       105,000
                                               ==========    ==========    ==========      ========

Options available to grant at September 30,
  1996.......................................   2,757,250     1,897,500     3,095,250(a)     70,000
                                               ==========    ==========    ==========      ========
Options available to grant at September 30,
  1997.......................................   2,772,000     1,897,500     2,657,750(a)     70,000
                                               ==========    ==========    ==========      ========
Average option price:
  September 30, 1996.........................  $     7.04    $     4.89    $     4.89     $    4.89
  September 30, 1997.........................  $     7.04    $     5.21    $     5.23     $    4.89
Options exercisable:
  At September 30, 1995......................     260,500            --            --            --
  At September 30, 1996......................     242,750        64,000            --            --
  At September 30, 1997 .....................     228,000       202,000        98,500        35,000

---------------

  (a) To the extent shares are granted under the 1990 Stock Option Plan, the 1996 Executive Stock Incentive Plan, the Deferred Compensation and Stock Option Plan (defined below) or the 1996 Non-Employee Director Stock Option Plan, the number of shares available under the 1996 Employee Stock Incentive Plan is reduced by a corresponding amount.

     In addition to the plans summarized above the Company has granted a nonqualified stock option pursuant to a plan (the "Deferred Compensation and Stock Option Plan") to an officer to purchase up to 300,000 shares of common stock at an exercise price of $4.89 per share. At September 30, 1997, 180,000 shares were vested; 90,000 shares and 30,000 shares will vest on September 30, 1998 and May 27, 1999, respectively.

     The Company applies APB 25 in accounting for its Plans. Had the Company determined compensation cost using the fair value based method of accounting, as defined by SFAS No. 123, for its stock options, the Company's net income would have been reduced to the pro forma amounts indicated below:

                                                            YEAR ENDED SEPTEMBER 30,
                                                         ------------------------------
                                                          1997       1996        1995
                                                         ------     -------     -------
        As reported....................................  $6,526     $30,243     $10,433
        Pro forma......................................  $6,202     $30,106     $10,433

                  NORCAL WASTE SYSTEMS, INC. AND SUBSIDIARIES
                (WHOLLY OWNED BY THE NORCAL WASTE SYSTEMS, INC.
                    EMPLOYEE STOCK OWNERSHIP PLAN AND TRUST)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                          SEPTEMBER 30, 1997 AND 1996

     Pro forma net income has been computed using the Black-Scholes option pricing model and the following assumptions:

                                                  EXPECTED      RISK-FREE
                                                  DIVIDEND       INTEREST                      VESTING
                                  FAIR VALUE       YIELD           RATE        VOLATILITY       PERIOD
                                ---------------   --------    --------------   ----------    ------------
     1997....................        $5.59          0.0%          6.18%            0.1%        4 years
     1996....................        $5.18          0.0%      5.34% - 6.45%        0.1%      3 - 6 years

     The full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net income amounts presented above because the estimated compensation cost will be recognized over the options' vesting periods. There were no stock options granted in the year ended September 30, 1995.

     Employee Stock Ownership Plan

     In 1986, one of the Company's predecessors (Old Norcal) established an employee stock ownership plan and trust (the ESOP) which purchased all of the Company's outstanding stock. Old Norcal borrowed funds from a lender group and in turn Old Norcal loaned funds to the ESOP which were used together with certain subordinated notes (the ESOP Notes) for the purpose of purchasing the stock. In addition, in connection with two other transactions, the Company borrowed funds from lender groups and in turn loaned funds to the ESOP.

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

     During 1996 the ESOP received $3.5 million in insurance proceeds related to settlement of litigation. During 1995 the ESOP received a $3.1 million litigation settlement. These proceeds were applied against Company loans to the ESOP.

     In connection with the Refinancing (note 6) the ESOP's indebtedness reflects, among other things, Norcal's funding of the ESOP's retirement of the ESOP Notes, repayment of all amounts owed under the Old Credit Agreement, and incurrence of new indebtedness by the Company pursuant to the Refinancing. At September 30, 1997, the outstanding principal balance owed to Norcal was $54.7 million. The ESOP and Norcal entered into a Fourth Amended and Restated ESOP Loan Agreement, effective as of October 1, 1995, whereby the ESOP will repay such outstanding indebtedness, plus unpaid accrued interest at the rate of seven percent (7.0%) per annum, in installments of approximately $9.8 million each as of September 30 of each year, beginning in 1996. In addition, the ESOP will prepay such outstanding indebtedness, without penalty, to the extent that Norcal makes contributions to the ESOP for the purpose of making such prepayments subject to certain limitations. The Company made additional contributions of $9.1 million and $9.0 million for 1997 and 1996, respectively, to the ESOP which amounts have been applied as prepayments of the loans from the Company to the ESOP.

                  NORCAL WASTE SYSTEMS, INC. AND SUBSIDIARIES
                (WHOLLY OWNED BY THE NORCAL WASTE SYSTEMS, INC.
                    EMPLOYEE STOCK OWNERSHIP PLAN AND TRUST)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                          SEPTEMBER 30, 1997 AND 1996

     The scheduled contribution to the ESOP presented in the accompanying balance sheets as a reduction in equity represents the aggregate principal amounts which the Company has scheduled to contribute to the ESOP in future years attributable to the original loans and is summarized as follows:

                                                                   1997         1996
                                                                 --------     --------
                                                                    (IN THOUSANDS,
                                                                 EXCEPT SHARE AMOUNTS)
        Loans from the Company to the ESOP.....................  $ 54,744     $ 68,798
                                                                 --------     --------
             Total scheduled contribution to the ESOP..........    54,744       68,798
        ESOP compensation expense recognized in excess of
          Company contributions................................   (18,044)     (20,630)
                                                                 --------     --------
          Net scheduled contribution to the ESOP...............  $ 36,700     $ 48,168
                                                                 ========     ========

     Following is a summary of shares as of September 30:

                                                                1997     1996     1995
                                                               ------   ------   ------
                                                                    (IN THOUSANDS)
        Allocated............................................  16,412   14,842   13,777
        Committed to be released.............................   1,866    1,570    1,066
        Unallocated..........................................   5,857    7,723    9,292
                                                               ------   ------   ------
                                                               24,135   24,135   24,135
                                                               ======   ======   ======

     The Company has an obligation to make cash contributions to the ESOP or to repurchase shares from participants as described below. The cash contributions made for purposes of funding ESOP benefit payments were $1.7 million, $1.2 million and $0.4 million for the years ended September 30, 1997, 1996, and 1995, respectively. The amount of the repurchase obligation will increase significantly in the future as the Company's workforce ages and retires as additional shares are allocated to participants, if eligible participants elect to receive in-service withdrawals, or if the value of common stock increases. The fair value of the shares as established by the ESOP Administrative Committee based on the valuation of independent appraisers was $5.59 and $5.18 as of September 30, 1997 and 1996, respectively.

     The Company's common stock is not traded on an established market. Presently, all shares are held by the ESOP, and all distributions from the ESOP are intended to be made in cash which is received from Norcal or trust income. A participant who is vested is entitled to begin receiving a distribution of his or her ESOP accounts at a future date following his or her termination of employment. Distributions may be made in a lump sum, equal annual installments over a period generally not to exceed five years or a combination of the foregoing, generally as determined by the ESOP Administrative Committee (the Committee). The Committee also generally determines the time and manner of distributions, subject to the following limitations: (1) in the event of a participant's retirement, disability or death, distribution must begin prior to September 30th of the Plan Year following the Plan Year in which employment terminates; (2) if a participant's employment terminates for any other reason, distribution must begin prior to September 30th of the sixth Plan Year following the Plan Year in which employment terminates, although the Committee may (a) further defer distributions that are attributable to shares of Common Stock purchased with loan proceeds until after such loan has been repaid, and (b) further defer distributions that are not attributable to post-1986 shares until the participant reaches the age that he or she would be required to reach in order to qualify for retirement under the ESOP.

                  NORCAL WASTE SYSTEMS, INC. AND SUBSIDIARIES
                (WHOLLY OWNED BY THE NORCAL WASTE SYSTEMS, INC.
                    EMPLOYEE STOCK OWNERSHIP PLAN AND TRUST)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                          SEPTEMBER 30, 1997 AND 1996

10. PENSION PLANS

     The Company has two noncontributory funded defined benefit pension plans covering a portion of their employees. Benefits are based on a formula which includes years of service and average compensation. Nonparticipating employees generally are covered under one of several multi-employer union plans to which the Company contributes.

     Net periodic pension cost for the years ended September 30, 1997, 1996, and 1995 included the following components:

                                                            1997         1996        1995
                                                          --------     --------     -------
                                                                   (IN THOUSANDS)
    Service cost -- benefits earned during the
      period..........................................    $  2,637     $  2,499     $ 2,279
    Interest cost on projected benefit obligations....       7,198        6,624       6,325
    Actual return on plan assets......................     (14,959)     (10,579)     (9,269)
    Net amortization and (deferral)...................       9,348        5,480       4,192
                                                           -------      -------      ------
      Net periodic cost...............................    $  4,224     $  4,024     $ 3,527
                                                           =======      =======      ======

     Assets of the plans include marketable equity securities, money market funds, U.S. government obligations, fixed income securities and other investments.

     Both plans have plan assets that exceed the accumulated benefit obligations.

     The following table sets forth the plans' funded status and amounts recognized in the Company's consolidated balance sheets at September 30, 1997 and 1996:

                                                                      1997          1996
                                                                    ---------     --------
                                                                        (IN THOUSANDS)
    Actuarial present value of benefit obligations:
      Accumulated benefit obligation, including vested benefits of
         $82,208 in 1997 and $70,987 in 1996......................  $ (85,187)    $(73,323)
                                                                    =========     ========
      Projected benefit obligation................................   (103,408)     (89,179)
      Plan assets at fair value, primarily marketable equity
         securities, fixed income securities, U.S. government
         obligations, money market funds and other investments....     92,374       77,669
                                                                    ---------     --------
      Projected benefit obligation in excess of plan assets.......    (11,034)     (11,510)
      Unrecognized net loss from past experience different from
         that assumed and effects of changes in assumptions.......      9,027       14,094
      Prior service cost not yet recognized.......................      3,948          506
                                                                    ---------     --------
      Prepaid pension cost recognized in the consolidated balance
         sheets...................................................  $   1,941     $  3,090
                                                                    =========     ========

     The Company has unrecognized losses from past experience different from that assumed and effects of changes in assumptions amounting to $9.0 million and $14.1 million at September 30, 1997 and 1996, respectively. At September 30, 1997, the excess cumulative contributions over net periodic pension costs of $1.9 million has been reflected as a prepaid pension cost on the balance sheet.

     It is the Company's current policy to contribute at least the minimum statutory amounts. Actual contributions to the pension plans were $3.1 million, $3.5 million and $3.3 million during 1997, 1996 and 1995, respectively.

                  NORCAL WASTE SYSTEMS, INC. AND SUBSIDIARIES
                (WHOLLY OWNED BY THE NORCAL WASTE SYSTEMS, INC.
                    EMPLOYEE STOCK OWNERSHIP PLAN AND TRUST)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                          SEPTEMBER 30, 1997 AND 1996

     The weighted average discount rate was 7.50%, 8.0%, and 7.75% respectively, for 1997, 1996, and 1995. The expected long-term rate of return on assets and rate of increase in future compensation levels used in determining the benefit obligations for all three years was 9.0% and 5.0%, respectively.

     Certain of the Company's union employees are participants in multi-employer union defined benefit pension plans. Pension cost charged to expense under these plans for the years ended September 30, 1997, 1996, and 1995, was $1.5 million, $1.5 million and $1.6 million, respectively. The Company's portion of the actuarially computed value of the vested and nonvested benefits of the plans and the net assets of the pension funds have not been determined.

     The Company is currently in a dispute with one of its unions with respect to an increase in pension benefits. If the union were to prevail the Company estimates that the accumulated benefit obligation would increase by an additional $8.4 million as of September 30, 1997 (note 13).

11. POSTRETIREMENT MEDICAL BENEFITS

     The Company recognizes postretirement medical benefits in the financial statements over the term of the affected employee's service with the Company as required by Statement of Financial Accounting Standards (SFAS) No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions."

     The postretirement medical benefit plans are unfunded. The following table sets forth the status of the postretirement medical benefits plans at September 30, 1997 and 1996:

                                                                        1997        1996
                                                                       -------     -------
                                                                         (IN THOUSANDS)
    Accumulated postretirement medical benefit obligation:
      Retirees.......................................................  $12,139     $12,176
      Fully eligible active plan participants........................   15,931       9,744
                                                                       -------     -------
    Accumulated postretirement medical benefit obligation............   28,070      21,920
    Unrecognized net gain from past experience different from that
      assumed and from changes in assumptions........................   10,198       8,810
    Unamortized prior service (cost) credit not yet recognized in net
      periodic postretirement benefit cost...........................   (4,112)      3,665
                                                                       -------     -------
    Accrued postretirement medical benefit liability.................  $34,156     $34,395
                                                                       =======     =======

     Net periodic cost for the postretirement medical benefit plans for the years ended September 30, 1997, 1996 and 1995 included the following components:

                                                                1997       1996       1995
                                                               ------     ------     ------
                                                                      (IN THOUSANDS)
    Interest cost on accumulated postretirement benefit
      obligation.............................................  $1,916     $1,625     $1,758
    Amortization of prior service cost.......................    (234)      (403)      (403)
    Amortization of gain.....................................    (722)      (667)      (524)
                                                               ------     ------     ------
      Net periodic cost......................................  $  960     $  555     $  831
                                                               ======     ======     ======

                  NORCAL WASTE SYSTEMS, INC. AND SUBSIDIARIES
                (WHOLLY OWNED BY THE NORCAL WASTE SYSTEMS, INC.
                    EMPLOYEE STOCK OWNERSHIP PLAN AND TRUST)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                          SEPTEMBER 30, 1997 AND 1996

     For measurement purposes, 10.00%, 11.50%, and 11.75% medical cost trend rate was assumed for the calculation of accumulated postretirement benefit obligation at September 30, 1997, 1996, and 1995, respectively. This rate was assumed to decrease incrementally to 5.50%, 7.0% and 6.75% after 7 years, 9 years and 10 years, respectively, and remain at that level thereafter. The medical cost trend rate has a significant effect on the amounts reported. The weighted average discount rates of 7.50%, 8.0%, and 7.75% were assumed as of September 30, 1997, 1996, and 1995, respectively. By increasing the assumed medical cost trend rate by 1 percentage point in each year, the interest cost component for the years ended September 30, 1997, 1996, and 1995, and the accumulated postretirement benefit obligation at September 30, 1997, 1996, and 1995 would increase approximately as follows:

                                                                1997       1996       1995
                                                               ------     ------     ------
                                                                      (IN THOUSANDS)
    Interest component.......................................  $  272     $  220     $  248
    Accumulated postretirement medical benefit obligation....  $4,098     $3,058     $3,384

     In connection with the ESOP's purchase of stock from the former Old Norcal employee-shareholders, the Company has agreed to provide certain post-retirement health and welfare benefits to certain settling plaintiffs until the earlier of the resolution of certain claims against third parties or October 1, 2000. In connection with the ESOP's purchase of stock from the former Envirocal employee-shareholders, the Company has agreed to provide certain former Envirocal employee-shareholders with certain lifetime post-retirement health and welfare benefits subject to certain conditions.

12. LANDFILL CLOSURE, POST-CLOSURE LIABILITIES, ENVIRONMENTAL LIABILITIES, TRUST ACCOUNTS, COMMITMENTS AND FUNDING

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

                  NORCAL WASTE SYSTEMS, INC. AND SUBSIDIARIES
                (WHOLLY OWNED BY THE NORCAL WASTE SYSTEMS, INC.
                    EMPLOYEE STOCK OWNERSHIP PLAN AND TRUST)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                          SEPTEMBER 30, 1997 AND 1996

and contaminated groundwater could be subject to periodic and substantial revision as the Company's knowledge increases concerning these factors.

     At September 30, 1997 and 1996, the Company has recorded closure and post-closure liabilities on its owned landfills of approximately $27.1 million and $25.4 million, respectively, based on the total estimated closure costs and post-closure maintenance and monitoring at each date, in current dollars, and the percentage of estimated landfill capacity remaining. The current portion of landfill closure liability at September 30, 1997 and 1996, amounting to approximately $3.4 million and $7.2 million, respectively, is included in accrued expenses and is determined by the amount of required funding of various trust funds in accordance with various jurisdictional requirements along with the estimate of closure/post-closure work to be performed in the next year. Amounts charged to operating expenses for landfill closure in 1997, 1996 and 1995, net of interest income earned on related trust accounts, were approximately $0.2 million, $0.2 million and $2.0 million, respectively. Included in each year's expense are amounts that represent the effects of changes in cost and capacity estimates that are being recognized over the remaining life of each site. At September 30, 1997 and 1996, the future closure and post-closure obligation remaining to be recognized over the remaining lives of the applicable landfills is estimated to be approximately $34.6 million and $35.0 million, respectively. While the Company believes its estimates of closure and post-closure costs are reasonable, such amounts are based upon current laws, technology and information available on the properties. Accordingly, the Company's estimates may be subject to substantial upward revision.

     In accordance with State of California legislation, and other governmental jurisdictions, the Company has established restricted and unrestricted trust funds for each owned landfill which will be funded annually in amounts designed to provide the resources to accomplish closure and post-closure maintenance and monitoring. The estimated funding requirements are $2.4 million for 1998 and approximately $7.7 million due over the subsequent 5 year period based upon volume used at the landfill and regulatory requirements. At September 30, 1997 and 1996, $24.9 million and $20.2 million, respectively, have been deposited in restricted and unrestricted trust accounts for this purpose. Withdrawals of funds from certain restricted trust accounts may require approval of regulatory agencies. In addition to establishing trust funds, the Company also provides financial assurance for one of its landfills through the issuance of a bond for $3.9 million.

     In addition, in accordance with State of California legislation, the Company is required to provide financial assurance for the initiation and completion of corrective action for potential releases of contaminants from its landfills. The Company has on deposit $1.9 million in trust funds as of September 30, 1997 and estimates that future contributions to trust funds of approximately $2.4 million over the remaining lives of the respective landfills will be required to satisfy these obligations. In the event of a release prior to full funding, the Company may be required to pay for the corrective action or to accelerate funding of the trust funds.

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

     California landfill operators must demonstrate financial assurance to compensate third parties for bodily injury and property damage arising out of landfill operations. Under the method adopted by the Company, the regulations require funding of $1.0 million per landfill to a maximum of $5.0 million Company-wide. To satisfy this requirement the Company has established financial assurance mechanisms for each landfill. As of

                  NORCAL WASTE SYSTEMS, INC. AND SUBSIDIARIES
                (WHOLLY OWNED BY THE NORCAL WASTE SYSTEMS, INC.
                    EMPLOYEE STOCK OWNERSHIP PLAN AND TRUST)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                          SEPTEMBER 30, 1997 AND 1996

September 30, 1997, the Company has approximately $4.3 million in four separate trust funds and has secured an insurance policy for the other landfill.

13. COMMITMENTS AND CONTINGENCIES

     The Company has arranged stand-by letters of credit with various expiration dates totaling $6.8 million and $9.4 million at September 30, 1997 and 1996, respectively. These letters of credit are provided primarily to secure insurance and self-insurance obligations and for bond requirements. As of September 30, 1997, the Company has $18.2 million in stand-by letters of credit availability.

     The Company is self-insured for various risks of loss related to general liability, automobile liability, property damage, employee and certain retiree healthcare, and workers' compensation. The establishment of reserves and claim payment activity include estimates of the ultimate costs of claims that have been reported but not settled and of claims that have been incurred but not reported. Adjustments to the reserve are charged or credited to expense in the periods in which they are determined to be necessary. At September 30, 1997 and 1996, the Company's accrued liability for self-insured claims was approximately $16.4 million and $12.6 million, respectively. The current portion of self-insured claims at September 30, 1997 and 1996, amounting to approximately $7.6 million and $6.3 million, respectively, is included in accrued expenses.

     At September 30, 1997, the Company and the other unrelated investors were jointly and severally liable as guarantors of affiliates' (note 5) indebtedness totaling $1.2 million.

     On April 24, 1997, employees represented by the Sanitary Truck Drivers and Helpers Union Local 350 International Brotherhood of Teamsters ("Local 350") initiated a strike against certain San Francisco operations of the Company. The strike was resolved on April 26, 1997 when Local 350 voted to accept a five-year contract. A provision of the new contract related to an increase in pension benefits. The Company believes that it was agreed that the increase to certain pension benefits was to be prospective. Subsequently, Local 350 asserted that it understood the increase to be retroactive. The Company has served upon Local 350 a demand to arbitrate this dispute under the terms of the collective bargaining agreement between the parties. No arbitration date has yet been set. Arbitration between the Company and Local 350 could determine that there has been no meeting of the minds regarding the pension benefits provision in the contract and the provision could have to be renegotiated. If the matter is not satisfactorily renegotiated, the Company could be subject to another work stoppage.

     If Local 350 were to prevail in the arbitration discussed above, the Company estimates that the accumulated benefit obligation (ABO) would increase by an additional $8.4 million which would result in a charge to the minimum pension liability of $4.2 million. In addition, if Local 350 were to prevail, the Company estimates that its annual accruals for employee benefits would increase by approximately $3.0 million for additional pension and medical costs. The above estimates are based on a discount rate of 7.5%. The discount rate applied under GAAP fluctuates with market conditions. A change in the discount rate can result in significant fluctuations in the ABO.

14. LITIGATION

     The Company and the ESOP were defendants in litigation brought by previous noteholders of the ESOP against, among others, certain financial institutions as to which Norcal and/or the ESOP have certain indemnification obligations. The litigation between the ESOP noteholders and all other parties, including Norcal and the ESOP, was settled in 1995, but there continues to be litigation between the noteholders and certain of those financial institutions which contend that the Company and the ESOP have continuous

                  NORCAL WASTE SYSTEMS, INC. AND SUBSIDIARIES
                (WHOLLY OWNED BY THE NORCAL WASTE SYSTEMS, INC.
                    EMPLOYEE STOCK OWNERSHIP PLAN AND TRUST)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                          SEPTEMBER 30, 1997 AND 1996

indemnity obligations. Given the terms of the settlement agreement with the ESOP noteholders, the Company believes it is unlikely that its ultimate unreimbursed expense would materially exceed the amount of the financial institutions' legal fees.

     The Company is involved in various other legal actions in the normal course of business. It is the Company's opinion that all such matters relating to litigation are adequately provided for or that resolution of such matters will not have a material adverse impact on the financial condition of the Company; however, there can be no assurance that the impact of such matters on its results of operations or cash flows for any given reporting period will not be material.

15. FAIR VALUE OF FINANCIAL INSTRUMENTS

     The Company is required under Statement of Financial Accounting Standards
(SFAS) No. 107, "Fair Value of Financial Instruments" to disclose fair value for all of its financial instruments. The carrying value of cash and cash equivalents, trade accounts receivable, accounts payable and accrued expenses approximate fair value because of the short maturity of these instruments. Estimates for the fair value of the Company's other financial instruments at September 30, are detailed below:

                                                      1997                      1996
                                              ---------------------     ---------------------
                                              CARRYING       FAIR       CARRYING       FAIR
                                               AMOUNT       VALUE        AMOUNT       VALUE
                                              --------     --------     --------     --------
                                                              (IN THOUSANDS)
    Assets:
      Trust accounts........................  $ 35,009     $ 35,108     $ 28,275     $ 28,187
      Marketable securities.................     5,552        5,552        6,889        6,889
    Liabilities:
      Senior Notes..........................   170,679      201,250      170,392      170,392
      Other long term debt including current
         portion............................     3,674        3,674        2,348        2,348

     Trust accounts and marketable securities -- The fair value of the trust accounts and marketable securities has been estimated based on market values provided by the respective trustees and quoted market prices.

     Senior Notes -- The fair value of the senior notes at September 30, 1997 has been estimated using the quoted market price for the Notes based upon a limited number of transactions. The fair value at September 30, 1996 was estimated to be the carrying amount of the Notes because of the lack of an established market.

16. BUSINESS SEGMENT AND GEOGRAPHICAL INFORMATION

     The Company operates in one business segment -- solid waste management services primarily consisting of collection, transfer, disposal and landfill management to industrial, commercial, residential and municipal customers. In 1997 and 1996, one customer accounted for 17% and 14% of consolidated revenue, respectively, and 31% and 27% of consolidated accounts receivable at September 30, 1997 and September 30, 1996, respectively. During 1995, no single customer accounted for as much as 10% of consolidated revenue or accounts receivable. The Company operates primarily in seven different geographical areas within the State of California. The San Francisco geographical region represents approximately 39%, 40% and 45% of revenues for the years 1997, 1996 and 1995, respectively, however the Company does not believe that it is exposed to

                  NORCAL WASTE SYSTEMS, INC. AND SUBSIDIARIES
                (WHOLLY OWNED BY THE NORCAL WASTE SYSTEMS, INC.
                    EMPLOYEE STOCK OWNERSHIP PLAN AND TRUST)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                          SEPTEMBER 30, 1997 AND 1996

credit risk. The 1997 Rate Order issued by the San Francisco Rate Board has eliminated certain expenses of the Company for rate recovery purposes which will adversely affect revenues on a unit basis.

     As of September 30, 1997, approximately 64% of the Company's employees were represented by unions. Of this total approximately 22% are covered under contracts that have expired or will expire by September 30, 1998.

     The Company's operating results are affected by variations in its recycling revenues from the sale of recyclable commodities. The Company's recycling revenues are volatile and fluctuate in accordance with changes in prices of recyclable commodities which in turn are, in many cases, dependent on changes in worldwide supply of, and demand for, such recyclable commodities.

17. GUARANTEE OF SECURITIES

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

18. SELECTED QUARTERLY FINANCIAL DATA, UNAUDITED

     The following table summarizes the unaudited quarterly results of operations (in thousands):

                                                   FIRST      SECOND       THIRD      FOURTH
                                                  QUARTER     QUARTER     QUARTER     QUARTER
                                                  -------     -------     -------     -------
    Operating revenues
      1997......................................  $75,121     $75,947     $79,959     $88,774
                                                  =======     =======     =======     =======
      1996......................................  $67,602     $69,802     $71,228     $79,583
                                                  =======     =======     =======     =======
    Income from operations
      1997......................................  $ 4,466     $ 5,783     $ 8,302     $ 8,423
                                                  =======     =======     =======     =======
      1996......................................  $ 7,678     $ 5,349     $ 9,784     $ 2,980
                                                  =======     =======     =======     =======
    Net income (loss)
      1997......................................  $   (46)    $   856     $ 2,550     $ 3,166
                                                  =======     =======     =======     =======
      1996......................................  $29,971     $(1,246)    $ 3,747     $(2,229)
                                                  =======     =======     =======     =======

     In the fourth quarter of 1996, operating results were adversely impacted by the Company's decision to increase the contributions to the ESOP by $9.0 million, having the effect of reducing current taxes payable, and resulting in an increased ESOP compensation expense relative to the additional shares allocated. The contribution was applied as a prepayment of the loans from the Company to the ESOP.

ITEM 9.CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The names, ages and positions and offices with Norcal of the current executive officers and directors of Norcal are set forth below.

                       NAME                AGE                  POSITION
        ---------------------------------- ---     ----------------------------------
        Michael J. Sangiacomo............. 48      President, Chief Executive Officer
                                                   and Director

        Donald M. Moriel.................. 63      Executive Vice President and Chief
                                                   Operating Officer

        Mark R. Lomele.................... 41      Senior Vice President, Chief
                                                   Financial Officer and Treasurer

        Bennie J. Anselmo, Jr............. 52      Vice President -- Equipment
                                                   Procurement and Maintenance

        David A. Cochrane................. 41      Vice President -- Facilities
                                                   Development and Technical Services

        Jon D. Braslaw.................... 36      Vice President, Corporate
                                                   Controller

        Kenneth James Walsh............... 50      Division Manager of Southern
                                                   California

        Archie L. Humphrey................ 45      Division Manager of Northern
                                                   California

        Gale R. Kaufman................... 43      Director

        John B. Molinari(a)(b)............ 88      Director, Chairman of the Board of
                                                   Directors

        H. Welton Flynn(a)(b)............. 75      Director

---------------

(a) Audit Committee member

(b) Compensation Committee member

     MICHAEL J. SANGIACOMO has served as a director of Norcal since November 1990 and as Chief Executive Officer and President since January 1991. From November 1990 to January 1991, Mr. Sangiacomo served as Acting Chief Executive Officer and President of Norcal. From August 1988 until November 1990, he served as Chief Financial Officer of Norcal, and held the additional title of Senior Vice President from January to November 1990. Mr. Sangiacomo serves as a director and an executive officer of all of Norcal's subsidiaries. He also serves as an executive officer of Nortech Waste LLC, a joint venture in which the Company is a minority investor ("Nortech"). Mr. Sangiacomo holds a B.S. in Business Administration from the University of San Francisco and practiced as a certified public accountant from 1971 to 1978.

     DONALD M. MORIEL has served as Executive Vice President and Chief Operating Officer of Norcal since June 1992. Mr. Moriel also serves as an executive officer and since June 1994 as a director of all of Norcal's subsidiaries. He also serves as an executive officer and a director of Nortech. Since March 1992 and prior to his current positions, Mr. Moriel, through a wholly owned consulting company unaffiliated with Norcal, Pentagon Equities Corporation located in Davis, California, served as a consultant to three Norcal subsidiaries located in Solano County, California. Mr. Moriel has been President and Chief Executive Officer of Pentagon Equities Corporation since it formation. Mr. Moriel's son-in-law is the Vice President and General Manager of Norcal's Vacaville Sanitary Service subsidiary and Group Manager of five additional subsidiaries.

     MARK R. LOMELE has served as Senior Vice President, Chief Financial Officer and Treasurer of Norcal since January 1997 and as a Vice President since November 1990. From September 1988 to July 1996, Mr. Lomele served as Norcal's Corporate Controller and from July 1996 to January 1997 as Acting Chief

Financial Officer. Mr. Lomele serves as an executive officer of all of Norcal's subsidiaries. From April 1996 to September 1996 he also served as General Manager of Nortech. Mr. Lomele has been a member of the ESOP's Administrative Committee since 1991 and has served as its Chair since February 1, 1995. He holds a B.S. in Business Administration from the University of San Francisco.

     BENNIE J. ANSELMO, JR. has served as Vice President -- Equipment Procurement and Maintenance and Vice President of Alta Equipment and Leasing Company, Inc. since November 1990. Mr. Anselmo served as Director of Equipment Procurement for Golden Gate Disposal Company from January 1988 until his transfer to Norcal in November 1990. Mr. Anselmo began his career with Golden Gate Disposal Company in 1962, serving as shop foreman and shop superintendent, among other capacities.

     DAVID A. COCHRANE has served since February 1995 as Vice
President -- Facilities Management and Technical Services of Norcal. Prior to that Mr. Cochrane served Norcal as Director of Technical Services since October 1994, and as Corporate Manager for Landfill Engineering since April 1993. Since November 1996, Mr. Cochrane has served as Vice President of Alta Environmental Services, Inc., a subsidiary that markets certain types of landfill space to third parties, and as Vice President of B&J Drop Box, subsidiary that owns a landfill in Vacaville, CA, and Western Placer Recovery, Inc., a subsidiary that operates a landfill in Roseville, CA. Before joining Norcal in April 1993, Mr. Cochrane served since April 1990 as an executive manager for Emcon Associates, an environmental and engineering consulting firm that has provided services to the waste industry, including Norcal and its subsidiaries. He holds a B.A. in Geology from Humboldt State University.

     JON D. BRASLAW has served as Vice President, Corporate Controller since January 1997. Prior to that time, Mr. Braslaw served as Controller from August 1996 to December 1996, as Assistant Controller from April to July 1996, and as Manager of Financial Reporting since January 1995. He holds a B.A. in Economics from the University of California at Santa Barbara.

     KENNETH JAMES WALSH has been an employee of Norcal since 1966. During this period, Mr. Walsh has performed extensive operations functions. Mr. Walsh has worked at seven Norcal subsidiary companies, and has been the Division Manager of Southern California since 1990. He is responsible for overall management of the contracts with San Bernardino and San Diego Counties. Mr. Walsh is currently Vice President of Norcal Waste Systems of Southern California, the subsidiary that administers the Company's Southern California operations, Vice President and Division Manager of Norcal/San Bernardino, Inc., the subsidiary that administers the Company's San Bernardino County operations, and Norcal/San Diego, Inc., the subsidiary that administers the Company's San Diego County operations, and Vice President and General Manager of Norcal Waste Solutions, Inc.

     ARCHIE L. HUMPHREY has served as Division Manager for all Northern California operations except San Francisco operations and Integrated Environmental Systems, Inc., a subsidiary that owns and operates a medical waste incinerator, since November 1996 and is a Vice President of 13 subsidiaries of the Company. Mr. Humphrey has also been a member of the Administrative Committee of the ESOP since 1986 and its Secretary since 1992. From August 1995 to November 1996, Mr. Humphrey served as Division Manager for North Coast operations of the Company. Mr. Humphrey served as a Regional Manager for the Company's Solano County operations from October 1992 until August 1995 and as a director of the Company from November 1991 until February 1996. Mr. Humphrey holds a B.A. in Sociology from California State University at Sacramento.

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

     JOHN B. MOLINARI has served as a director of Norcal and its predecessor since 1986 and as Chairman of the Board since December 1990. From 1948 to 1953, Mr. Molinari served as a judge of the San Francisco

Municipal Court; from 1953 to 1962, he served as a judge of the San Francisco Superior Court; and from 1962 to 1977, he served as a Justice on the California Court of Appeal. He has been an attorney in private practice since 1977. He serves on the board of directors of Redwood Bank, and is a member of its compensation committees.

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

BOARD OF DIRECTORS.

     Number of Directors and Term of Office. Norcal's Bylaws currently fix the authorized number of directors of Norcal at five. All directors hold office until the next annual meeting of shareholders and until their successors have been elected. The ESOP (as shareholder) has the power to remove directors at any time. There is currently one vacancy on the Board of Directors.

     Committees of the Board. The Compensation Committee recommends to the Board of Directors the salary, benefit and incentive compensation levels of Norcal's executive officers as well as the contractual provisions of their employment contracts, and administers Norcal's 1990 Stock Option Plan (the "1990 Option Plan"), the 1996 Employee Stock Incentive Plan (the "1996 Employee Plan"), the Deferred Compensation and Stock Option Plan (the "Deferred Compensation Stock Option Plan") and the 1996 Executive Stock Incentive Plan (the "1996 Stock Plan"), including determination of grants of options, prescribing the terms and provisions of the options, construing and interpreting the 1990 Option Plan, the 1996 Employee Plan and the 1996 Stock Plan and establishing and amending rules and regulations related thereto. The members of the Compensation Committee are Messrs. Molinari and Flynn. The Audit Committee recommends the firm of independent certified public accountants to be appointed to audit Norcal's financial statements, reviews the scope and results of the audit, reviews with management Norcal's interim and year-end operating results, considers the adequacy of the internal accounting controls and audit procedures of Norcal and reviews the non-audit services to be performed by the independent accountants. The members of the Audit Committee are Messrs. Molinari and Flynn.

     Compensation of Directors. Directors who are employees of Norcal or its subsidiaries do not receive additional compensation for their services as directors of Norcal. For services as a non-employee director during fiscal year 1997, John B. Molinari, H. Welton Flynn and Gale R. Kaufman were each paid $38,000, $34,000 and $29,000, respectively. Each non-employee director receives an annual retainer of $18,000 and a payment of $1,000 plus expenses for each board meeting attended and $1,000 plus expenses for each committee meeting attended that is held at a different time or place than a board meeting. Non-employee directors are also eligible to receive option grants under the 1996 Non-Employee Director Stock Option Plan. All directors are eligible to receive option grants under the 1996 Stock Plan and the 1996 Employee Plan.

     Compensation Committee Interlocks and Insider Participation in Compensation Decisions. Messrs. Molinari and Flynn were appointed to the Compensation Committee in May 1992. Neither has ever been an officer or employee of Norcal or any of its subsidiaries. Mr. Sangiacomo, President and Chief Executive Officer of Norcal, participates fully with the committee members in recommending to Norcal's Board of Directors the salaries, benefits and incentive compensation for Norcal's executive officers, excluding his own.

ITEM 11. EXECUTIVE COMPENSATION

     Summary Compensation Table. The following table provides certain summary information concerning the compensation paid or accrued during the three fiscal years ended September 30, 1997 to Norcal's Chief Executive Officer and to each of the four other most highly compensated executive officers of Norcal who received compensation in excess of $100,000 during the last completed fiscal year (the "Named Executive Officers"):

                                                                                    SECURITIES
                                                                   OTHER ANNUAL     UNDERLYING        ALL OTHER
           NAME AND            FISCAL      SALARY     BONUS(A)     COMPENSATION      OPTIONS       COMPENSATION(C)
      PRINCIPAL POSITION        YEAR        ($)         ($)            ($)           (NUMBER)            ($)
------------------------------ ------     --------    --------     ------------     ----------     ---------------
Michael J. Sangiacomo.........  1997       371,924    175,000             --              --            44,509
  President and Chief           1996       350,000    147,500             --         960,000            35,205
  Executive Officer             1995       333,846    175,000             --              --            94,582

Donald M. Moriel..............  1997       293,943    120,000             --              --           145,491(d)
  Executive Vice President and  1996       275,578    100,000         68,615         300,000            63,016(d)
  Chief Operating Officer       1995       261,539    110,000             --              --            31,247

Mark R. Lomele................  1997       186,539     75,000             --          40,000            34,813
  Senior Vice President, Chief  1996       128,233     50,000             --          65,000(b)         28,145
  Financial Officer and
    Treasurer                   1995       117,066     42,000             --              --            44,288

Kenneth James Walsh...........  1997       193,253     50,000         65,556          45,000            40,453
  Division Manager --           1996       154,617     40,000         25,502          35,000(b)         31,574
  Southern California           1995       120,990     38,000             --              --            20,160

Archie L. Humphrey............  1997       167,306     50,000             --          40,000            39,710
  Division Manager --           1996       135,013     30,500             --          75,000(b)         31,415
  Northern California           1995       105,926     32,000             --              --            69,336

---------------

(a) Bonuses are indicated for the fiscal year in which they were earned based on the achievement of certain business plan targets.

(b) Options for fiscal year 1996 include certain options that were granted during fiscal year 1997 with respect to employment during fiscal year 1996.

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

(d) Represents amounts earned with respect to a deferred annuity to be paid as part of the Deferred Compensation Stock Option Plan (as hereinafter defined), along with compensation relating to the increase in the value of his ESOP account (see footnote (c)).

     Employment Contracts and Termination of Employment and Change-in-Control Arrangements. Norcal has employment contracts with various executive officers and key employees.

     In April 1996, Norcal entered into an employment agreement with Mr. Sangiacomo, its President and Chief Executive Officer. Under the agreement, Mr. Sangiacomo is entitled to receive a salary of at least $350,000 per year and is eligible to participate in the Short-Term Incentive Bonus Plan. In addition, Mr. Sangiacomo receives insurance and other benefits and perquisites generally available to Norcal's executive employees.

     Mr. Sangiacomo is entitled to certain severance payments (i) if his employment is terminated constructively or without cause after a change in control of Norcal or (ii) if he resigns at any time more than 12 months but less than 13 months after a change in control of Norcal. Such severance benefits would, under certain circumstances, include payment of an amount equal to twice his average total annual compensation for the two previous years.

     Norcal has granted Mr. Sangiacomo a nonqualified stock option pursuant to its 1996 Stock Plan (as defined below) to purchase Common Stock consisting of three series, with each series being for 320,000 shares. The initial exercise price for all shares was $4.89. The exercise price for the Series B shares was adjusted to $5.18, the fair value of the stock on October 1, 1996. The exercise price for the Series C shares was adjusted to $5.59, the fair value of the stock on October 1, 1997. Each Series generally will vest over four years, with the first vesting to occur for Series A, B and C options on September 30 of 1996, 1997 and 1998, respectively. This vesting schedule will be partially accelerated if Norcal achieves certain financial, operational and strategic objectives, including an initial public offering. Under certain circumstances, the option will vest completely if there is a change in control (a "Control Event") of Norcal. Generally, a Control Event will be deemed to have occurred if: (i) a third party (other than an employee benefit plan or an entity controlled by the Company) acquires 25% or more of Norcal's voting securities (or 35% or more if Norcal has not had an initial public offering of Common Stock; (ii) persons who are directors of Norcal as of the date of adoption of the 1996 Stock Plan (the "Incumbent Board") cease to constitute a two-thirds majority of Norcal's board of directors (provided that any director whose nomination or election is approved by a two-thirds majority of the Incumbent Board shall be considered a member of the Incumbent Board); (iii) at any time prior to an initial public offering, the ESOP no longer owns more than 50% of the Company's then outstanding voting securities; (iv) a merger or like event involving Norcal is consummated unless, among other things, Norcal shareholders immediately before such event own immediately following such event at least 75% of the voting securities of the resulting corporation; (v) Norcal is liquidated or dissolved; or (vi) substantially all of Norcal's assets are sold.

     As long as Mr. Sangiacomo remains employed by Norcal, he may exercise any option in a Series any time within seven years after the exercise price has been fixed for that Series with respect to shares that have vested.

     In June 1996, Norcal entered into an employment agreement with Mr. Moriel, its Chief Operating Officer. Under the agreement, Mr. Moriel is entitled to receive a salary of at least $275,000 per year, with $50,000 of such annual salary deferred pursuant to the Deferred Compensation Stock Option Plan. Mr. Moriel is eligible to participate in the Short-Term Incentive Bonus Plan. In addition, Mr. Moriel receives insurance and other benefits and perquisites generally available to Norcal's executive employees.

     Pursuant to the agreement, Mr. Moriel will retire in 1999 and will receive a retirement annuity pursuant to the Deferred Compensation Stock Option Plan which, together with certain pension payments, will result in aggregate payments to Mr. Moriel of $50,000 per year. Upon his retirement, Mr. Moriel has agreed to enter into a consulting agreement with Norcal, with a term of five years and with a minimum annual payment of $50,000. Mr. Moriel will also receive certain other post-retirement benefits, including health insurance for himself and his dependents.

     Mr. Moriel is entitled to certain severance benefits if (i) his employment is terminated without cause and (ii) he signs a release relating to certain claims. Such severance benefits would include, until the earlier of 18 months after his employment termination or May 1999, payment of an amount equal to his average annual compensation (salary plus bonus) for the two previous years.

     Norcal granted Mr. Moriel a nonqualified stock option under the Deferred Compensation Stock Option Plan to purchase up to 300,000 shares of Common Stock at an exercise price of $4.89 per share. The option will vest as follows: as of September 30, 1997, 180,000 shares were vested, 90,000 shares will vest on September 30, 1998, and 30,000 shares will vest on May 27, 1999. The option will vest completely upon Mr. Moriel's termination as a result of disability or death. Subject to certain provisions of the Deferred Compensation and Stock Option Plan, Mr. Moriel may exercise his option with respect to the shares that have vested at any time on or before September 30, 2002.

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

     Short-Term Incentive Bonus Plan. In April 1996, the Company adopted a Short-Term Incentive Bonus Plan (the "1996 Bonus Plan") providing variable cash bonuses for up to approximately 70 of the Company's executive and management employees (including the Named Executive Officers). Under the 1996 Bonus Plan, cash bonuses will be based on a percentage of each participant's base salary, with such percentages varying depending on how closely Norcal (or its regional operations, as the case may be) achieves specific financial, operational and strategic objectives. No bonuses will be paid unless the Company's profit before taxes exceeds the aggregate amount of bonuses due to be paid pursuant to the 1996 Bonus Plan. Depending on the employee, cash bonuses will range from 5% to 30% of base salary if 85% of the target is achieved to between 20% and 120% of base salary if 120% of the target is achieved. The Company has retained the discretion to modify such bonuses as it deems appropriate. The Board of Directors may, from time to time, modify the 1996 Bonus Plan.

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

     The 1996 Stock Plan generally provides that, upon a Control Event (as defined in the Plan), all outstanding options will become immediately and fully exercisable, and optionholders may surrender any option to the extent not yet exercised in exchange for a cash payment.

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

     1996 Employee Stock Incentive Plan (the "1996 Employee Plan"). Pursuant to the 1996 Employee Plan, up to 5,260,500 shares of Common Stock (less any such shares set forth in awards granted pursuant to the 1996 Stock Plan, the 1990 Option Plan, the Non-Employee Director Plan and the Deferred Compensation Stock Option Plan) have been set aside to satisfy awards that may be granted to officers, employees or directors of the Company or its affiliates. Awards may consist of incentive or nonqualified stock options, restricted stock, stock appreciation rights, performance awards and dividend equivalent rights. The 1996

Employee Plan will expire in December 2006. The 1996 Employee Plan is administered by a committee of non-employee directors (currently, the Compensation Committee), which has the power to determine when and to whom awards will be granted and the terms of each award. The terms of any award will be set forth in an award agreement, which may modify or delete provisions of the 1996 Employee Plan that would otherwise apply to such award or which may contain other terms and restrictions not set forth in the 1996 Employee Plan.

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

     Messrs. Lomele, Humphrey, Walsh, Braslaw, Cochrane and Anselmo, who are employees of the Company and/or certain subsidiaries, were each awarded options with respect to their employment during fiscal year 1997 to purchase up to 40,000, 40,000, 45,000, 25,000, 20,000 and 10,000 shares of Common Stock, respectively, under the 1996 Employee Plan. Options granted for 1997 were issued at an exercise price of $5.18 per share. These options have a seven-year term (commencing on the date of grant) and vest over four years from the date of grant.

     Deferred Compensation Stock Option Plan. Pursuant to Norcal's Deferred Compensation Stock Option Plan, (i) up to 300,000 shares of Common Stock have been set aside to satisfy the award of an unqualified stock option to Mr. Moriel;) (ii) Mr. Moriel will defer $50,000 per year of his annual salary (as described above) (the "Deferred Compensation"); and (iii) Mr. Moriel will be entitled to receive a retirement annuity (the "Retirement Annuity"), payable quarterly until his death, in the amount of $50,000 per year, less the aggregate amount of benefits he receives from other retirement plans of Norcal, excluding the ESOP benefit.

     The Deferred Compensation Stock Option Plan is currently administered by the Compensation Committee, which has the power to interpret the plan.

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

     Shares acquired pursuant to the exercise of the option granted under the Deferred Compensation Stock Option Plan are subject to certain restrictions on transfers. In addition, with certain exceptions, transfers of such shares are subject to Norcal's right of first refusal, which right will terminate upon the consummation of Norcal's first public offering of Common Stock. Upon the later of Mr. Moriel's termination of employment and the term of his option, Norcal will have an assignable option to repurchase shares of Common Stock awarded to Mr. Moriel pursuant to the Deferred Compensation Stock Option Plan.

     The Deferred Compensation Stock Option Plan provides that if Mr. Moriel violates certain noncompetition and confidentiality provisions in such plan, he will be subject to forfeiture provisions with respect to his options, shares purchased thereunder and the Retirement Annuity.

     Mr. Moriel's Deferred Compensation will accrue interest at the rate of 8 percent per year, compounded quarterly. Norcal will distribute such Deferred Compensation to Mr. Moriel at the rate of $30,000 per year beginning with the first day of the calendar quarter following termination of his employment with Norcal for any reason.

     1996 Non-Employee Director Stock Option Plan. Pursuant to Norcal's 1996 Non-Employee Director Stock Option Plan (the "Non-Employee Director Plan"), up to 175,000 shares of Common Stock have been set aside to satisfy awards to nonemployee directors of Norcal. Upon becoming a director, each future participant will be awarded an option to purchase 35,000 shares of Common Stock, which option will become exercisable in three equal, annual installments, beginning on the first anniversary of the date of grant. Each such option will have a term of seven years and an exercise price equal to the Common Stock's fair market value on the date of grant. Unless otherwise provided in the applicable award agreement, options granted under the Non-Employee Director Plan will become immediately exercisable upon a Control Event (as defined therein). Effective January 1996, Messrs. Molinari and Flynn, who are non-employee directors, were each awarded an option to purchase up to 35,000 shares of Common Stock under the Non-Employee Director Plan at an exercise price of $4.89 per share. In July 1996, Ms. Kaufman, a non-employee director, was also granted an option to purchase up to 35,000 shares of Common Stock under the Non-Employee Director Plan at an exercise price of $4.89 per share. The Non-Employee Director Plan is administered by Norcal's Board of Directors.

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

     As of September 30, 1997, options to purchase 228,000 shares of Common Stock were outstanding under the 1990 Option Plan, at an exercise price of $7.04 per share. No options were granted or exercised under the 1990 Option Plan during fiscal year 1997. The following table provides certain information with respect to options outstanding during fiscal year 1997 for the Named Executive Officers. No stock appreciation rights ("SARs") were outstanding during such period.

                          OPTION GRANTS IN FISCAL 1997

                                                      % OF TOTAL
                              NUMBER OF SECURITIES     OPTIONS
                                   UNDERLYING         GRANTED TO   EXERCISE         EXPIRATION        PRESENT
            NAME               OPTIONS GRANTED(A)     EMPLOYEES      PRICE             DATE           VALUE(B)
----------------------------  ---------------------   ----------   ---------   --------------------   -------
Michael J. Sangiacomo.......               0               --           --                       --        --
Donald M. Moriel............               0               --           --                       --        --
Mark R. Lomele..............          40,000              8.5%       $5.18       September 30, 2004   $54,156
Kenneth James Walsh.........          45,000              9.5%       $5.18       September 30, 2004   $60,926
Archie L. Humphrey..........          40,000              8.5%       $5.18       September 30, 2004   $54,156

---------------

(a) Options granted to Messrs. Lomele, Walsh and Humphrey were granted pursuant to the 1996 Employee Plan. Each of the options is a non-qualified option and expires on September 30, 2004. Each option will vest as follows: 20% will vest on each of September 30, 1998 and 1999, and 30% will vest on each of September 30, 2000 and 2001. In the event of a change in control, the Compensation Committee, in its sole discretion, may take a variety of actions with respect to the options that it considers to be in the best interests of the Company. The Company will have an assignable option upon termination of an individual's employment to repurchase any such shares. The Company's repurchase option with respect to vested shares will terminate upon an initial public offering.

(b) Grant Date Present Value was computed using the Black-Scholes option pricing model. The calculations utilize certain assumptions, including the following:

     (i) the volatility is assumed to be zero as the Company's Common Stock is not publicly traded as of the date hereof;

     (ii) the risk-free rate of return for each grant is assumed to be the U.S. Treasury zero-coupon bond rate for bonds with maturities consistent with the expected time of exercise of each grant;

     (iii) the dividend yield is assumed to be zero;

     (iv) the stock price is assumed to be $5.59, which is as of September 30, 1997, the effective date of the most recently completed valuation;

     (v) the value of the options is discounted by 3% per year to account for assumed forfeitures.

                AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                    AND FISCAL YEAR END OPTION & SAR VALUES

                                                            NUMBER OF OUTSTANDING       UNEXERCISED IN-THE-MONEY
                               SHARES                          OPTIONS/SARS AT              OPTIONS/SARS AT
                              ACQUIRED        VALUE            FISCAL YEAR-END              FISCAL YEAR-END
           NAME              IN EXERCISE     REALIZED     EXERCISABLE/UNEXERCISABLE     EXERCISABLE/UNEXERCISABLE
---------------------------  -----------     --------     -------------------------     ------------------------
Michael J. Sangiacomo......       0              0             267,000/768,000              $115,840/$239,360
Donald M. Moriel...........       0              0             185,000/120,000              $126,000/$ 84,000
Mark R. Lomele.............       0              0              23,000/ 92,000              $  9,100/$ 52,800
Kenneth James Walsh........       0              0              10,000/ 73,000              $  4,900/$ 38,050
Archie L. Humphrey.........       0              0              25,000/100,000              $ 10,500/$ 58,400

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

     The following table shows the estimated annual retirement benefit payable on normal retirement at age 62 for unmarried employees (or a married employee who elects a single life annuity) at specified compensation levels with various years of service for the Norcal Pension Plan:

                           NORCAL PENSION PLAN TABLE

                                                        YEARS OF SERVICE
                                           -------------------------------------------
                    REMUNERATION             15         20         25       30 OR MORE
            -----------------------------  -------    -------    -------    ----------
            $ 50,000.....................    8,250     11,000     13,750      16,500
            $ 65,000.....................   10,725     14,300     17,875      21,450
            $ 75,000.....................   12,375     16,500     20,625      24,750
            $ 85,000.....................   14,025     18,700     23,375      28,050
            $125,000.....................   20,625     27,500     34,375      41,250
            $150,000 and above...........   24,750     33,000     41,250      49,500

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

     As of September 30, 1997, the Named Executive Officers had the following estimated credited years of service under the Norcal Pension Plan: Mr. Sangiacomo, 8.75 years; Mr. Moriel, 5.33 years; Mr. Lomele, 9.00 years; Mr. Walsh, 9.00 years; and Mr. Humphrey, 11.00 years.

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

     As of September 30, 1997, Mr. Sangiacomo had an estimated 5.17 years of credited services under the Envirocal Retirement Plan. The estimated annual retirement benefit to which he will be entitled under the Envirocal Retirement Plan is $16,383. That estimate is computed as a Single Life Benefit and is not subject to deduction for Social Security or other offset amounts.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information with respect to the beneficial ownership of Norcal's Common Stock as of December 15, 1997 by (i) each person known to Norcal to beneficially own 5% or more of Norcal's Common Stock, (ii) each director of Norcal, (iii) the Named Executive Officers, and
(iv) all directors and executive officers of Norcal as a group.

                                                          NUMBER OF SHARES BENEFICIALLY OWNED
                                             -------------------------------------------------------------
                                                               STOCK OPTIONS
                                                 ESOP           EXERCISABLE
            BENEFICIAL OWNER(A)               ACCOUNT(B)        IN 60 DAYS          TOTAL         PERCENT
-------------------------------------------  ------------     ---------------     ----------     ---------
Norcal Waste Systems, Inc. ESOP(c).........    24,134,973               0         24,134,973       100.0%
Michael J. Sangiacomo......................        46,280         267,000            313,280         1.1%
Donald M. Moriel...........................        18,625         185,000            203,625           *
Mark R. Lomele.............................        24,711(d)       23,000             47,711(d)        *
Kenneth James Walsh........................        35,994          10,000             45,994           *
Archie L. Humphrey.........................        35,850          25,000             60,850           *
John B. Molinari...........................             0          29,167             29,167           *
H. Welton Flynn............................             0          16,667             16,667           *
Gale R. Kaufman............................             0          11,667             11,667           *
All executive officers and directors as a
  group
  (11 persons).............................    24,134,973(e)      591,500         24,726,473(e)    100.0%

---------------

 *  Less than 1%.

(a) Except as otherwise indicated in the notes to this table, the address of each beneficial owner of more than 5% of the Common Stock is c/o Norcal Waste Systems, Inc., Five Thomas Mellon Circle, San Francisco, California 94134.

(b) As ESOP participants, the individuals named in the table have shared voting power, but no investment power, over the shares of Common Stock allocated to such individuals' ESOP account, unless they are members of the ESOP Administrative Committee. See note (c) below. The ESOP account includes allocated shares as of September 30, 1997.

(c) The Trustee of the ESOP is Imperial Trust Company (the "ESOP Trustee"), 456 Montgomery Street, Suite 600, San Francisco, California 94104. An aggregate of 24,134,973 shares of Common Stock were held by the ESOP Trustee as of September 30, 1997, of which approximately 18,277,898 had been allocated to the accounts of individual ESOP participants, including officers of Norcal. All of the shares held by the ESOP Trustee are currently voted in most matters as determined by the Administrative Committee of the ESOP. However, in certain matters the ESOP participants direct the ESOP Trustee to vote the shares allocated to their respective accounts. Therefore, the members of the Administrative Committee currently have shared voting and investment power with respect to all shares held by the ESOP Trustee. None of the members of the Administrative Committee has sole voting power over any shares, but as ESOP participants they have shared voting power over the shares allocated to their individual ESOP accounts. The members of the Administrative Committee, and the number of shares of Common Stock that were allocated to their respective ESOP accounts as of September 30, 1997 are as follows: Archie L. Humphrey, 35,850 shares; John A. Legnitto, 9,653 shares; and Mark R. Lomele, 24,711 shares. In addition, Messrs. Humphrey and Lomele hold options to purchase 10,000 and 10,000 shares of Common Stock, respectively, that are exercisable within 60 days, with an exercise price of $7.04 per share, substantially higher than the fair market value of Norcal's Common Stock as of September 30, 1997, along with options to purchase 15,000 and 13,000, respectively, that are exercisable within 60 days at $4.89 per share. With respect to each member of the ESOP Administrative Committee, the number of such shares in the member's individual ESOP account, together with those subject to stock options exercisable within 60 days, represent less than 1% of the outstanding shares of Common Stock as of September 30, 1997.

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

     The ESOP Trustee has granted the Committee a proxy to vote all shares held by the ESOP. The Committee elects Norcal's Board of Directors, may remove these directors, and votes with respect to certain corporate transactions requiring or presented for shareholder approval. However, with respect to any corporate matter that requires a shareholder vote and constitutes a merger, consolidation, recapitalization, reclassification, liquidation, dissolution, sale of substantially all assets of a trade or business or such similar transactions as may be specified in U.S. Treasury Department regulations, voting instructions are to be solicited from ESOP participants with respect to shares allocated to their accounts. The Committee determines the voting of any unallocated shares and any allocated shares for which ESOP participants do not provide voting instructions. Because a significant number of shares are unallocated (5,857,075 shares or 24.3% of outstanding stock), currently the Committee may be able to exercise a significant influence over such matters. If Norcal's capital stock becomes registered under the Exchange Act, each ESOP participant will be able to direct voting of those shares allocated to his or her account and the Committee will have responsibility for voting only unallocated or undirected shares. The sale of any shares of Norcal Common Stock by the ESOP requires the approval of the Board of Directors.

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

     NORCAL CONTRIBUTIONS AND ALLOCATIONS

     Norcal may make contributions to the ESOP in the form of cash, cancellation of indebtedness (on the various loans that Norcal has made to the ESOP (the "ESOP Loans") or newly issued shares of common stock, in such amounts as may be determined annually by the Board of Directors. The ESOP may use cash contributions to make payments on the ESOP Loans, to make distributions of benefits to participants (or beneficiaries) or to invest in investments other than common stock of Norcal. Contributions to the ESOP are allocated each plan year to those participants who complete at least 1,000 hours of service during the plan year and are employed on September 30 (or who retire, become disabled or die during the plan year). Of 24,134,973 total shares, 5,857,075 shares were unallocated as of September 30, 1997.

     To the extent that the ESOP utilizes cash contributions from Norcal to repay the ESOP Loans, the contribution will result in no net cash outlay by Norcal. Moreover, such contributions to the ESOP are generally tax-deductible.

     The Credit Agreement and the Indenture relating to the Senior Notes expressly permit Norcal to make contributions to the ESOP in order for the ESOP to pay cash benefits due to retired, terminated or withdrawing ESOP participants and/or to repurchase Norcal common stock distributed to such participants. To the extent Norcal contributes funds to the ESOP for this purpose or is obligated to repurchase common stock distributed to participants, Norcal will have less cash available to make payments on its outstanding indebtedness. Furthermore, the amount Norcal may contribute to the ESOP to fund such ESOP distribution obligations (or may use to repurchase common stock distributed by the ESOP) will increase significantly in the future as the Company's workforce ages and retires, as additional shares of common stock are allocated to participants, if eligible participants elect to receive in-service withdrawals or if the value of the common stock increases. Such an increase in contributions would reduce the amount of cash available for other purposes, including to make debt service payments.

     THE ESOP LOANS

     In 1986 and 1987 Norcal's predecessors lent a total of $127.7 million to their respective employee stock ownership plans in connection with the acquisition of each of the predecessors by their respective ESOPs and merger of the two predecessor companies. In 1990, in connection with the Excel Transaction, Norcal loaned $10.7 million to the Excel ESOP pursuant to a loan agreement, which amount became indebtedness of the ESOP upon the merger of the Excel ESOP into the ESOP. At September 30, 1995 the Company reflected on its balance sheet amounts owed by the ESOP to Norcal of $47.8 million.

     In connection with the Refinancing, the ESOP's indebtedness reflects, among other things, Norcal's funding of the ESOP's retirement of the ESOP Notes, repayment of all amounts owed under the Old Credit Agreement, and incurrence of new indebtedness by the Company pursuant to the Refinancing. At September 30, 1997, the outstanding principal balance owed to Norcal was $54.7 million. The ESOP and Norcal have entered into a Fourth Amended and Restated ESOP Loan Agreement, effective as of October 1, 1995, whereby the ESOP will repay such outstanding indebtedness, plus unpaid accrued interest at the rate of seven percent (7.0%) per annum, in installments of approximately $9.8 million each as of September 30 of each year, beginning in 1996. In addition, the ESOP will prepay such outstanding indebtedness, without penalty, to the extent that Norcal makes contributions to the ESOP for the purpose of making such prepayments. The ESOP's repayment of principal and interest on such outstanding indebtedness may not exceed the sum of Norcal's contributions to the ESOP for the purpose of making such repayments, plus any cash dividends paid on Norcal's common stock held by the ESOP and earnings on Norcal contributions to the ESOP, less any repayments made by the ESOP in prior years.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

CONSULTING ARRANGEMENTS WITH KAUFMAN CAMPAIGN CONSULTANTS.

     Kaufman Campaign Consultants ("KCC"), of which Ms. Kaufman, a director of Norcal, is President and sole shareholder, is party to a consulting agreement with the Company, effective May 1, 1996, pursuant to which KCC has agreed to provide the Company with certain consulting services in the areas of political matters, public affairs, media and public relations. The agreement, which had an original term of one year, has been extended by the Company and KCC through September 30, 1998. Under the agreement, KCC receives a monthly fee of $9,500. KCC received an aggregate of $111,500 in fees during fiscal year 1997.

DIRECTORS AND OFFICERS INSURANCE.

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

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM 8-K

(a) 1. FINANCIAL STATEMENTS

             Report of KPMG Peat Marwick LLP, Independent Auditors

             Consolidated statements of income for each of the three years in the period ended September 30, 1997

             Consolidated balance sheets as of September 30, 1997 and 1996

             Consolidated statements of stockholder's equity (deficit) for each of the three years in the period ended September 30, 1997

             Consolidated statements of cash flows for each of the three years in the period ended September 30, 1997

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

    3. EXHIBITS

    EXHIBIT                                      DESCRIPTION
    -------       --------------------------------------------------------------------------
     3.1          Articles of Incorporation of Norcal Waste Systems, Inc.+
     3.2          Restated Bylaws of Norcal Waste Systems, Inc.+
     4.1          Indenture between Norcal Waste Systems, Inc. and IBJ Schroder Bank & Trust
                  Company dated as of November 21, 1995+
     4.3          Form of the 12 1/2% Series B Notes due 2005+

    EXHIBIT                                      DESCRIPTION
    -------       --------------------------------------------------------------------------
    10.1          Norcal Waste Systems, Inc. Employee Stock Ownership Plan, as amended and restated as of October 1, 1993 (the "ESOP")+
                  - Amendment No. 1, dated effective October 1, 1993, executed December 29,
                    1994+
                  - Amendment No. 2, dated effective February 1, 1995, executed April 27,
                  1995+
                  - Amendment No. 3, dated effective October 1, 1993, executed September 28,
                    1995+
                  - Amendment No. 4, dated effective November 17, 1995+
    10.1.1        Amendment No. 5, dated effective October 1, 1996, executed January 30,
                  1997
    10.2          Employee Stock Ownership Trust Agreement between Norcal Solid Waste
                  Systems, Inc. (now "Norcal Waste Systems, Inc.," hereinafter referred to as "Norcal") and Imperial Trust Company, dated March 15, 1990+*
    10.4          Revolving Credit Agreement by and among Norcal, certain of Norcal's subsidiaries (the "Guarantors"), The First National Bank of Boston, and
                  the Banks named on Schedule 1 therein, dated as of November 21, 1995+
                  - First Amendment to Revolving Credit Agreement, dated December 1, 1995+
    10.4.1        Second Amendment to Revolving Credit Agreement, dated November 26, 1996+++
    10.4.2        Third Amendment to Revolving Credit Agreement, dated May 12, 1997++++
    10.5          Security Agreement by and among Norcal, the Guarantors and The First
                  National Bank of Boston, dated as of November 21, 1995+
    10.6          Pledge Agreement by and among Norcal, the Guarantors and The First
                  National Bank of Boston, dated as of November 21, 1995+
    10.7          Partnership Pledge Agreement by and among Norcal, the Guarantors and The
                  First National Bank of Boston, dated as of November 21, 1995+
    10.8          Collateral Assignment of Permits and Contracts by and among Norcal, the
                  Guarantors and the First National Bank of Boston, dated as of November 21,
                  1995+
    10.9          Purchase Agreement between Norcal, Bear, Stearns & Co. Inc. and Montgomery
                  Securities, dated November 15, 1995+
    10.10A/B      Exchange Registration Rights Agreement by and among Norcal, the Subsidiary
                  Guarantors named therein, Bears, Stearns & Co. Inc. and Montgomery
                  Securities, dated as of November 21, 1995+
    10.11         Memorandum of Material Settlement Terms between Norcal, the ESOP, and the
                  Settling Plaintiffs named therein, dated August 9, 1995+
    10.12         Master Finance Lease between Caterpillar Financial Services Corporation and Alta Equipment Leasing Co., Inc., dated as of December 21, 1994+
    10.13         Master Lease Agreement between Heller Financial Leasing, Inc. and Norcal, dated June 30, 1994+
    10.14         Lease Agreement between OB-1 Associates, as landlord, and Norcal, as tenant, for premises located at 5 Thomas Mellon Circle, San Francisco, CA, dated April 4, 1989+
                  - Amendment to Lease, dated effective January 15, 1990+
                  - Amendment to Lease, dated effective April 1, 1990+
                  - Third Amendment to Lease, dated effective January 15, 1991+
    10.14.1       Fourth Amendment to Lease, dated effective October 21, 1997
    10.16         Employment Agreement with Donald M. Moriel dated as of June 4, 1996+*

    EXHIBIT                                      DESCRIPTION
    -------       --------------------------------------------------------------------------
    10.18         Norcal Amended & Restated 1990 Stock Option Plan, effective July 23, 1990, as amended August 10, 1990+*
    10.18.1       Amendment No. 1 to Norcal Waste Systems, Inc. Amended and Restated 1990
                  Stock Option Plan, dated effective June 1, 1997*
    10.20         Form of Indemnity Agreement (separate agreements were executed by Norcal and each of John B. Molinari, H. Welton Flynn, Archie L. Humphrey and
                  Michael J. Sangiacomo as of February 27, 1992)+*
    10.21         Agreement to Terminate Indemnification Trust and Modify Indemnity
                  Agreement between Norcal and M. Sangiacomo, H. Flynn, J. Molinari, A.
                  Humphrey and W. Graham, dated as of October 16, 1995+*
    10.22         Waste Disposal Agreement between Oakland Scavenger Company and City and
                  County of San Francisco and Sanitary Fill Company, dated January 2, 1987+
    10.23         Agreement in Facilitation of Waste Disposal Agreement between City and
                  County of San Francisco and Sanitary Fill Company, dated January 2, 1987+
    10.24         1996 Employee Stock Incentive Plan+*
    10.24.1       Amendment No. 1 to 1996 Employee Stock Incentive Plan*
    10.25         1996 Executive Stock Incentive Plan, as amended+*
    10.25.1       Amendment No. 1 to 1996 Executive Stock Incentive Plan, as amended*
    10.26         1996 Non-Employee Director Stock Option Plan+*
    10.26.1       Amendment No. 1 to 1996 Non-Employee Director Stock Option Plan*
    10.27         Restated Consulting Agreement between Norcal and Robert Corbolotti dated
                  July 19, 1996+*
    10.28         Restated Consulting Agreement between Norcal and David Pacini dated July
                  19, 1996+*
    10.29         Short-Term Incentive Bonus Plan+*
    10.30         Employment Agreement between Norcal and Michael J. Sangiacomo, dated as of
                  January 22, 1996, as amended+*
    10.33         Option Agreement between Norcal and Michael J. Sangiacomo dated as of June
                  24, 1996, as amended+*
    10.36         Summary of Material Terms of Severance Policy for Certain Key Employees+*
    10.37         Fourth Amended and Restated Loan Agreement by and between Norcal and the
                  ESOP, effective as of October 1, 1995+
    10.38         Consulting Agreement between Norcal and Kaufman Campaign Consultants dated
                  May 16, 1996+*
    10.38.1       Extension No. 1 of Consulting Agreement dated December 11, 1997
    10.39         Deferred Compensation and Stock Option Plan+*
    10.40         Stock Option Agreement dated as of April 4, 1996, between Norcal and John
                  B. Molinari+*
    10.41         Stock Option Agreement dated as of January 12, 1996, between Norcal and
                  John B. Molinari+*
    10.42         Stock Option Agreement dated as of April 4, 1996, between Norcal and H.
                  Welton Flynn+*
    10.43         Stock Option Agreement dated as of January 12, 1996, between Norcal and H.
                  Welton Flynn+*

    EXHIBIT                                      DESCRIPTION
    -------       --------------------------------------------------------------------------
    10.44         Stock Option Agreement dated as of July 16, 1996, between Norcal and Gale
                  Kaufman+*
    10.45         Indemnification Agreement with Gale R. Kaufman dated as of July 24,
                  1997+++++*
    12.1          Calculation of Ratio of Earnings to Fixed Charges
    21.1          Subsidiaries of Norcal
    27.1          Financial Data Schedule

Exhibits available upon request to the Company.
---------------

     + Incorporated by reference to the identically numbered exhibit to the Company's Registration Statement on Form S-4 (File No. 33-80777), as amended and declared effective on August 16, 1996.

   ++ Incorporated by reference to the identically numbered exhibit to the Company's Form 10-K for the fiscal year ending September 30, 1996, filed December 27, 1996.

  +++ Incorporated by reference to Exhibit 10.45 to the Company's Form 10-K for the fiscal year ending September 30, 1996, filed December 27, 1996.

 ++++ Incorporated by reference to Exhibit 10.1 to the Company's Quarterly
      Report for the quarter ending March 31, 1997, filed May 15, 1997.

+++++ Incorporated by reference to Exhibit 10.1 to the Company's Quarterly
      Report for the quarter ending June 30, 1997, filed August 14, 1997.

     * Management contract or compensatory plan or arrangement.

     (b) REPORTS ON FORM 8-K.

     None.

                                   SIGNATURES

Dated: December 19, 1997                  NORCAL WASTE SYSTEMS, INC.

                                          By: /s/ MICHAEL J. SANGIACOMO
                                            ------------------------------------
                                            Michael J. Sangiacomo
                                            President, Chief Executive Officer
                                              and Director

                           NORCAL WASTE SYSTEMS, INC.

           SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                                                                  CHARGES
                                               BALANCE AT           TO                       BALANCE AT
                                            BEGINNING OF YEAR     EXPENSE     DEDUCTIONS     END OF YEAR
                                            -----------------     -------     ----------     -----------
YEAR ENDED SEPTEMBER 30, 1997
  Allowance for Doubtful Accounts.........       $ 1,611          $ 1,307      $    901        $ 2,017
                                                  ======           ======        ======         ======
  Insurance...............................       $12,608          $12,231      $  8,390        $16,449
  Post Retirement Benefit Obligations.....        34,395              960         1,199         34,156
  Litigation, Claims and Related
     Matters..............................           814               --           202            612
  Property and Other Reserves.............         1,783            1,170            12          2,941
                                                  ------           ------        ------         ------
          Total...........................       $49,600          $14,361      $  9,803        $54,158
                                                  ======           ======        ======         ======
YEAR ENDED SEPTEMBER 30, 1996
  Allowance for Doubtful Accounts.........       $ 1,277          $ 1,275      $    941        $ 1,611
                                                  ======           ======        ======         ======
  Insurance...............................       $10,269          $10,236      $  7,897        $12,608
  Post Retirement Benefit Obligations.....        34,917              554         1,076         34,395
  Litigation, Claims and Related
     Matters..............................         2,995               --         2,181            814
  Property and Other Reserves.............         2,940               --         1,157          1,783
                                                  ------           ------        ------         ------
          Total...........................       $51,121          $10,790      $ 12,311        $49,600
                                                  ======           ======        ======         ======
YEAR ENDED SEPTEMBER 30, 1995
  Allowance for Doubtful Accounts.........       $ 1,472          $   879      $  1,074        $ 1,277
                                                  ======           ======        ======         ======
  Insurance...............................       $ 6,585          $ 5,880      $  2,196        $10,269
  Post Retirement Benefit Obligation......        35,094              830         1,007         34,917
  Litigation, Claims and Related
     Matters..............................         5,141               --         2,146          2,995
  Property and Other Reserves.............         8,610               --         5,670          2,940
                                                  ------           ------        ------         ------
          Total...........................       $55,430          $ 6,710      $ 11,019        $51,121
                                                  ======           ======        ======         ======

     Supporting schedules other than the above have been omitted because they are not applicable or not required or because the information to be set forth therein is included in the financial statements or notes thereto herein.

                                 EXHIBIT INDEX

    EXHIBIT
    NUMBER                                      DESCRIPTION
    -------   -------------------------------------------------------------------------------
    10.1.1    Amendment No. 5, dated effective October 1, 1996, executed January 30, 1997
    10.14.1   Fourth Amendment to Lease, dated effective October 21, 1997
    10.18.1   Amendment No. 1 to Norcal Waste Systems, Inc. Amended and Restated 1990 Stock
              Option Plan, dated effective June 1, 1997
    10.24.1   Amendment No. 1 to 1996 Employee Stock Incentive Plan
    10.25.1   Amendment No. 1 to 1996 Executive Stock Incentive Plan, as amended
    10.26.1   Amendment No. 1 to 1996 Non-Employee Director Stock Option Plan
    10.38.1   Extension No. 1 of Consulting Agreement dated December 11, 1997
    12.1      Calculation of Ratio of Earnings to Fixed Charges
    21.1      Subsidiaries of Norcal
    27.1      Financial Data Schedule (EDGAR only)