Form 10-Q
period 1997-12-31
NORCAL WASTE SYSTEMS INC
filed 1998-02-13
CIK 932923

This Quarterly Report is filed by Norcal Waste Systems, Inc.
               pursuant to certain contractual requirements and not
                 pursuant to the Securities Exchange Act of 1934
                    and the rules and regulations thereunder.

                               QUARTERLY REPORT

                For the quarterly period ended December 31, 1997

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

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date. On February 10,1998, there were 24,134,973 shares of $.01 par value Common Stock outstanding.

NORCAL WASTE SYSTEMS, INC. AND SUBSIDIARIES
(a wholly owned subsidiary of the Norcal Waste Systems, Inc.
Employee Stock Ownership Plan and Trust)

CONSOLIDATED BALANCE SHEETS
(in thousands)
(unaudited)
                                                     December 31,   September 30,
                                                        1997            1997
                                                    -------------   -------------
Assets
Current assets:
  Cash                                                   $18,593       $32,330
  Marketable securities                                    5,552         5,552
  Trust accounts, current portion                          2,526         4,362
  Accounts receivable, less allowance for doubtful
    accounts of $2,113 at December 31, 1997 and $2,017
    at September 30, 1997                                 46,208        42,677
  Parts and supplies                                       2,521         2,436
  Prepaid expenses                                         2,923         2,568
                                                        ---------     ---------
      Total current assets                                78,323        89,925
                                                        ---------     ---------

Property and equipment:
  Land                                                    44,668        44,558
  Landfills                                               25,207        25,206
  Buildings and improvements                              47,485        47,325
  Vehicles and equipment                                 120,085       116,925
  Construction in progress                                 5,799         6,232
                                                        ---------     ---------
      Total property and equipment                       243,244       240,246
  Less accumulated depreciation and amortization         100,743        97,313
                                                        ---------     ---------
      Property and equipment, net                        142,501       142,933
                                                        ---------     ---------

Franchises, permits and other intangibles, net            75,850        76,829
Trust accounts                                            32,156        30,647
Prepaid pension costs                                      1,364         1,941
Deferred financing costs, net                              7,926         8,261
Other assets                                                 608           633
                                                        ---------     ---------
      Total other assets                                 117,904       118,311
                                                        ---------     ---------
        Total assets                                    $338,728      $351,169
                                                        =========     =========

<F1>
See accompanying notes to consolidated financial statements.


NORCAL WASTE SYSTEMS, INC. AND SUBSIDIARIES
(a wholly owned subsidiary of the Norcal Waste Systems, Inc.
Employee Stock Ownership Plan and Trust)

CONSOLIDATED BALANCE SHEETS, Continued
(in thousands)
(unaudited)
                                                     December 31,  September 30,
                                                         1997           1997
                                                    -------------  -------------
Liabilities and Stockholder's Equity
Current liabilities:
  Current portion:
    Long-term debt                                        $312           $306
    Capital leases                                       1,069          1,040
  Accounts payable                                       1,384         15,379
  Accrued expenses                                      42,871         48,637
  Income taxes payable                                   1,087          1,087
  Deferred revenues                                      3,343          2,777
  Other accrued liabilities                              5,239          4,867
                                                      ---------      ---------
      Total current liabilits                           55,305         74,093
                                                      ---------      ---------
Long-term debt                                         174,026        174,047
Obligations under capital leases                         1,747          2,025
Deferred income taxes                                    9,784          9,732
Landfill closure liability                              22,711         22,823
Postretirement medical benefits                         33,090         32,844
Other liabilities                                       13,163         12,096
                                                      ---------      ---------
      Total liabilities                                309,826        327,660
                                                      ---------      ---------
Commitments and contingencies
Stockholder's equity:
  Common stock, $.01 par value; 100,000,000 shares
    authorized;
    24,134,973 shares issued and outstanding               241            241
  Additional paid-in-capital                           166,378        166,378
  Accumulated deficit                                 (104,094)      (106,389)
  Unrealized gains (losses) on marketable securities        53            (21)
                                                      ---------      ---------
                                                        62,578         60,209
Less net scheduled contribution to the ESOP            (33,676)       (36,700)
                                                      ---------      ---------
      Total stockholder's equity                        28,902         23,509
                                                      ---------      ---------
        Total liabilities and stockholder's equity    $338,728       $351,169
                                                      =========      =========

<F1>
See accompanying notes to consolidated financial statements.


NORCAL WASTE SYSTEMS, INC. AND SUBSIDIARIES
(a wholly owned subsidiary of the Norcal Waste Systems, Inc.
Employee Stock Ownership Plan and Trust)

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands)
(unaudited)

                                              Three Months Ended
                                                  December 31
                                                1997       1996
                                             ---------  ---------
Revenues                                      $88,453    $75,121
Cost of operations:
  Operating expenses                           63,961     54,799
  Depreciation and amortization                 4,982      4,631
  ESOP compensation expense                     3,555      3,441
  General and administrative                    8,201      7,784
                                             ---------  ---------
    Total cost of operations                   80,699     70,655

Operating income                                7,754      4,466

  Interest expense                             (6,451)    (6,255)
  Interest income                                 812        369
  Gain (loss) on dispositions, net                 99         10
  Other income (expense)                           81      1,364
                                             ---------  ---------
    Income (loss) before income taxes           2,295        (46)
Income tax expense                                  -          -
                                             ---------  ---------
    Net income (loss)                          $2,295       ($46)
                                             =========  =========

<F1>
See accompanying notes to consolidated financial statements.


NORCAL WASTE SYSTEMS, INC. AND SUBSIDIARIES
(a wholly owned subsidiary of the Norcal Waste Systems, Inc.
Employee Stock Ownership Plan and Trust)

CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY
For the three months ended December 31, 1997
(in thousands)
(unaudited)
                                                                         Unrealized
                                                                           gains         Net
                                                Additional              (losses) on   scheduled
                                 Common Stock      paid-in  Accumulated  marketable  contribution
                              Shares     Amount   capital     deficit    securities  to the ESOP   Total
Balances, September 30, 1997  $24,135     $241   $166,378   ($106,389)      ($21)     ($36,700)   $23,509
Contributions to reduce
  ESOP debt                         -        -          -           -          -         3,024      3,024
Net unrealized gains on
  marketable securities             -        -          -           -         74             -         74
Net Income                          -        -          -       2,295          -             -      2,295
                              --------  -------  ---------  ----------   --------     ---------   --------
Balances, December 31, 1997   $24,135     $241   $166,378   ($104,094)       $53      ($33,676)   $28,902
                              ========  =======  =========  ==========   ========     =========   ========

<F1>
See accompanying notes to consolidated financial statements.


NORCAL WASTE SYSTEMS, INC. AND SUBSIDIARIES
(a wholly owned subsidiary of the Norcal Waste Systems, Inc.
Employee Stock Ownership Plan and Trust)

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)
                                                                Nine Months Ended
                                                                   December 31
                                                                 1997       1996
                                                               --------   --------
Cash flows from operating activities:
  Net income (loss)                                             $2,295      ($46)

  Adjustments to reconcile net income (loss) to net cash
  provided by operating activities:
    Depreciation and amortization                                4,982      4,631
    ESOP compensation expense                                    3,555      3,441
    Senior notes interest and amortized financing costs         (5,349)    (5,338)
    Other                                                        1,164     (1,402)
    Changes in assets and liabilities, net of
      effects of acquisitions and dispositions                 (16,647)    (4,238)
                                                              ---------  ---------
        Net cash used in operating activities                  (10,000)    (2,952)
                                                              ---------  ---------
Cash flows from investing activities:
  Acquisitions of property and equipment                        (3,614)    (2,677)
  Payment for business acquired                                      -     (2,556)
  Proceeds from dispositions                                       134         84
  Proceeds from the sales of marketable securities                   -      1,350
  Other                                                             92         30
                                                              ---------  ---------
        Net cash used in investing activities                   (3,388)    (3,769)
                                                              ---------  ---------
Cash flows from financing activities:
  Principal payments on long-term debt and capitalized leases     (349)      (393)
                                                              ---------  ---------
        Net cash used in financing activities                     (349)      (393)
                                                              ---------  ---------

Net decrease in cash and cash equivalents                      (13,737)    (7,114)
Cash and cash equivalents, beginning balance                    32,330     14,378
                                                              ---------  ---------
Cash and cash equivalents, ending balance                      $18,593     $7,264
                                                              =========  =========
  Supplemental schedule of net cash paid for:

    Interest                                                   $11,902    $11,726
                                                              =========  =========
    Income taxes                                                     -          -
                                                              =========  =========

<F1>
See accompanying notes to consolidated financial statements.

NORCAL WASTE SYSTEMS, INC. AND SUBSIDIARIES
(a wholly owned subsidiary of the Norcal Waste Systems, Inc.
Employee Stock Ownership Plan and Trust)

Notes to Consolidated Financial Statements

(1) General

The interim consolidated financial statements presented herein include Norcal Waste Systems, Inc. ("Norcal") and its subsidiaries (collectively, Norcal and its subsidiaries are referred to herein as the "Company"). These interim consolidated financial statements should be read in conjunction with the Company's consolidated financial statements and the notes thereto, which include information as to significant accounting policies, for the year ended September 30, 1997. Such interim consolidated financial statements are unaudited but, in the opinion of management, reflect all adjustments necessary (consisting of items of a normal recurring nature) for a fair presentation of the Company's interim financial position, results of operations, and cash flows. Results of operations for interim periods are not necessarily indicative of those of a full year.

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

(3) Long-term Debt

         Long-term debt at December 31, 1997 and September 30, 1997 is summarized as follows:

                                    (in thousands)


                                                      December 31   September 30
                                                     ------------   ------------

Senior Notes due November 15, 2005, interest at 13.5%   $170,756       $170,679
Note payable for business acquired due in monthly
 installments through 2016, interest imputed at 8.75%      1,649          1,658
Notes payable to former shareholders, due in monthly
 installments through 2017, interest at 6% to 8.5%           778            792
Other Notes                                                1,155          1,224
                                                       ----------     ----------
         Total debt                                      174,338        174,353
         Less current portion                                312            306
                                                       ----------     ----------
Long-term debt                                          $174,026       $174,047
                                                       ==========     ==========


On November 21, 1995, the Company completed a private debt offering of $175.0 million in Senior Notes (the "Senior Notes"). The Senior Notes mature in November 2005 with interest payable semi-annually. The Senior
Notes are redeemable at the option of the Company, in whole or in part, at any time during or after November 2000. Until November 15, 1998, the Senior Notes may be partially redeemed in the event of a public offering. In the event of a change in control of the Company, the Company would be required to offer to purchase the Senior Notes. The Senior Notes are unsecured and rank pari passu in right of payment to all existing and future senior indebtedness of the Company. The Senior Notes are guaranteed, on a senior unsecured basis, by the Company's wholly-owned subsidiaries. The Indenture governing the Senior Notes contains provisions which, among other things, (i) limit the Company's and its subsidiaries' ability to declare or pay dividends or other distributions (other than dividends or distributions payable to Norcal or any wholly owned subsidiary of Norcal), (ii) limit the purchase, redemption or retirement of capital stock and (iii) limit the incurrence of additional debt. In September 1996, the Company completed the exchange of all of its outstanding privately-placed Senior Notes for Senior Notes with identical terms and provisions, which exchange was registered under the Securities Act of 1933. The interest rate on the Senior Notes is currently 13.5%, however, the interest rate reverts to 12.5% if Norcal (in one or more transactions) offers to purchase (whether or not any actual purchases are made) or redeems an aggregate of $25.0 million in principal amount of Senior Notes out of the proceeds of equity sales.

In conjunction with the private debt offering, the Company entered into a new Credit Agreement (the "Credit Agreement") with a group of lenders and BankBoston, N.A., as Agent. The Credit Agreement, as amended, provides for a revolving credit facility in an amount of up to $100.0 million (depending upon certain financial ratios), up to $25.0 million of which may be used for letters of credit. At December 31, 1997, the Company had utilized $6.8 million of its credit facility for letters of credit and had availability under the Credit Agreement (based on limitations imposed by certain financial ratios) of $71.0 million along with $18.2 million which may be utilized for additional letters of credit.

(4) Guarantee of Securities

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

(5) Commitments and Contingencies

On April 24, 1997, employees represented by the Sanitary Truck Drivers and Helpers Union Local 350 International Brotherhood of Teamsters ("Local
350") initiated a strike against certain San Francisco operations of the Company. The strike was resolved on April 26, 1997 when Local 350 voted to accept a five-year contract. A provision of the new contract related to an increase in pension benefits. The Company believes that it was agreed that the increase to certain pension benefits was to be prospective. Subsequently, Local 350 asserted that it understood the increase to be retroactive. On February 10, 1998, the Company filed a petition for order compelling arbitration in U.S. District Court for the Northern District of California entitled Norcal Waste Systems, Inc., Golden Gate Disposal and Recycling
Inc. and Sunset Scavenger Company v. Sanitary Truck Drivers and Helpers
Union Local 350, IBT. Arbitration between the Company and Local 350 could determine that there has been no meeting of the minds regarding the pension benefits provision in the contract and the provision could have to be renegotiated. If the matter is not satisfactorily renegotiated, the Company could be subject to another work stoppage.

If Local 350 were to prevail in the arbitration discussed above, the Company estimates that the accumulated benefit obligation (ABO) would increase by an additional $8.4 million which would result in a charge to the minimum pension liability of $4.2 million. In addition, if Local 350 were to prevail, the Company estimates that its annual accruals for employee benefits would increase by approximately $3.0 million for additional pension and medical costs. The above estimates are based on a discount rate of 7.5%. The discount rate applied under generally accepted accounting principles ("GAAP") fluctuates with market conditions. A change in the discount rate can result in significant adjustments to the ABO.

On February 3, 1998, the Company received a determination letter from the Department of Industrial Relations of the State of California ("DIR") adverse to the Company. The DIR ruled that the operation of San Bernardino County Landfills is a public work within the meaning of the labor code and therefore subject to prevailing wage laws for construction. This determination was in response to a request by the Company for a determination after the Southern California Labor/Management Operating Engineers Contract Compliance
Committee filed a Complaint (Case No. 4002639/001) with the Long Beach office of the Division of Labor Standards Enforcement. The Complaint alleged that the Company is not paying prevailing wages and benefits required for a public work by the Labor Code to those persons employed by the Company to operate the landfills in San Bernardino County.

The Company disagrees with the DIR's conclusions and will attempt to obtain a special prevailing wage determination that would apply both prospectively and retroactively. If that effort is not entirely successful, the Company intends to appeal and defend any legal attempt to enforce orders from the DIR. The Company believes that it will be able to satisfactorily resolve this matter but if it is not successful in its legal efforts, it could have a material adverse impact on the financial condition and results of operations of the Company.

Item II. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements. Those statements followed by an asterisk (*) are forward looking statements. Any such statements should be considered in light of various risks and uncertainties that could cause results to differ materially from expectations, estimates or forecasts expressed. These risks and uncertainties include, but are not limited to: changes in general economic conditions, inability to obtain timely rate increases sufficient to cover costs, fluctuations in commodities prices, changes in the amount of ESOP compensation expense recorded by the Company, uncertainties of legal proceedings and unfavorable resolutions of such proceedings, changes in environmental regulations or related laws, the discovery of environmental matters and competition. The Company does not undertake to update any forward-looking statement that may be made from time to time by it or on its behalf.

The following discussion pertains to the Company's operations for the three months ended December 31, 1997 and 1996 and should be read in conjunction with the unaudited consolidated financial statements and related notes thereto included elsewhere herein, and the Company's
September 30, 1997 audited consolidated financial statements contained in the Company's Annual Report for the fiscal year ended September 30, 1997. On November 21, 1995, the Company issued 12.5% Series A Senior
Notes in an aggregate principal amount of $175.0 million, for which it received proceeds, after original issue discount, of approximately $170.2 million (the "Offering"). The Company used the proceeds from the Offering (less certain associated expenses), together with certain cash balances, to retire approximately $199.1 million of its then outstanding indebtedness and certain of the ESOP's indebtedness to third parties. Concurrent with the Offering, the Company entered into a new bank credit agreement providing for a revolving credit facility with a maximum availability of $100.0 million, of which up to $25.0 million may be used for letters of credit. These transactions are collectively referred to as the "Refinancing Transaction."

Introduction

Norcal Waste Systems, Inc. ("Norcal") and its subsidiaries (collectively referred to herein as the "Company") provide solid waste management services throughout California, including collection, transfer, disposal, landfill management, recycling and other waste services. The Company operates 22 landfills in California, four of which it owns, 14 of which are owned by local governmental entities and four of which are owned by a private entity. The Company currently serves an estimated 450,000 customers.

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

Operating expenses include labor, disposal fees paid to third parties, fuel, equipment maintenance and rentals, engineering, consulting and other professional services and other direct costs of operating collection, recycling, transfer station, hauling and landfill operations. Also included are accruals for future landfill closure, post-closure and corrective action costs, consistent with regulatory requirements. General and administrative expenses include management salaries, administrative and clerical overhead costs, professional services costs and other fees and expenses. ESOP compensation expense includes amounts contributed by the Company to the ESOP to allow the ESOP to repay its intercompany loans to the Company along with amounts to fund distributions to retired, terminated or withdrawing participants. The total contributions are subject to various limitations imposed by the Internal Revenue Code of 1986, as amended, and are generally tax deductible. The debt repayments by the ESOP result in allocation of Company common stock to ESOP participants' accounts pursuant to an allocation formula.

Results of Operations

NORCAL WASTE SYSTEMS, INC. AND SUBSIDIARIES
Summary Statements of Operations
Operating Comparison
(in thousands)
                                           Relationship to
                                            Total Revenue       Period to Period
                                          Three Months Ended          Change
                                             December 31,       December 31, 1997
                                            1997       1996         $          %
                                          --------  --------    --------   --------
Revenues:
  Collection and disposal operations        70.0%     76.0%      $4,804       8.4%
  Third party landfill management services  25.1%     19.2%       7,736      53.6%
  Recycled commodities sales                 4.9%      4.8%         792      22.2%
                                          -------    ------      -------   -------
    Total revenues                         100.0%    100.0%      13,332      17.7%

Cost of operations:
  Operating expenses                        72.3%     72.9%       9,162      16.7%
  Depreciation and amortization              5.6%      6.2%         351       7.6%
  ESOP compensation expense                  4.0%      4.6%         114       3.3%
  General and administrative                 9.3%     10.4%         417       5.4%
                                          -------    ------      -------   -------
    Total cost of operations                91.2%     94.1%      10,044      14.2%
                                          -------    ------      -------   -------
Operating income                             8.8%      5.9%       3,288      73.6%

  Interest expense                          -7.3%     -8.3%        (196)      3.1%
  Interest Income                            0.9%      0.5%         443     120.1%
  Gain (loss) on dispositions, net           0.1%      0.0%          89     890.0%
  Other income (expense)                     0.1%      1.8%      (1,283)    -94.1%
                                          -------    ------      -------   -------
    Income (loss) before income taxes        2.6%     -0.1%       2,341    5089.1%

Income tax expense                           0.0%      0.0%           -         -
                                          -------    ------      -------   -------
    Net income (loss)                        2.6%     -0.1%       2,341    5089.1%
                                          =======    ======      =======   =======

Three months ended December 31, 1997 and 1996

Revenues. Revenues for the three months ended December 31, 1997 increased $13.3 million (17.7%) to $88.5 million from $75.1 million for the three months ended December 31, 1996. The increase in revenues was due to higher third party landfill management services revenues, waste collection and disposal revenues, and recycled commodities sales revenues. Third party landfill management revenues increased $7.7 million due to increased closure and expansion project activities in San Bernardino County from the completion of projects initiated in previous quarters and from the operation of a landfill in Kern County, effective May 1, 1997. Waste collection and disposal revenues increased $4.8 million, approximately one-half of which was the result of rate increases in several service areas (primarily an 11.0% increase in San Francisco, effective March 1, 1997), with the remainder primarily due to general volume increases and operations acquired in November 1996. Recycled commodities sales revenues increased $0.8 million due to volume increases and higher cardboard and aluminum commodity prices.

Operating Expenses. Operating expenses for the three months ended
December 31, 1997 increased $9.2 million (16.7%) to $64.0 million from
$54.8 million for the three months ended December 31, 1996. As a percentage of revenues, operating expenses decreased to 72.3% for the three months ended December 31, 1997 from 72.9% for the three months ended December 31, 1996. Project and subcontractor related costs increased $6.2 million as a result of increased activity in San Bernardino County. Payroll and related costs increased $1.6 million due to union wage increases (primarily a 4.7% increase in San Francisco, effective January 1, 1997) and operations acquired in November 1996. The Company recorded a charge of $0.5 million to increase reserves for environmental liabilities in the current period. Disposal costs increased $0.3 million due to operations acquired in November 1996, volume increases and tipping fee increases. Recycled commodities purchases increased $0.2 million due primarily to increased volumes.

Depreciation and Amortization. Depreciation and amortization increased $0.4 million (7.6%) to $5.0 million for the three months ended December 31, 1997 from $4.6 million for the three months ended December 31, 1996, due primarily to capital expenditures in fiscal year 1997.

ESOP Compensation Expense. ESOP compensation expense is primarily based on the cost of shares allocated as determined by the Company's contribution to the ESOP, along with contributions to fund distributions to retired, terminated and withdrawing participants. ESOP compensation expense for the three months ended December 31, 1997 increased $0.1 million (3.3%) to $3.5 million from $3.4 million for the three months ended December 31, 1996. The Company has accrued ESOP expense based upon anticipated loan payments and prepayments of additional principal.

General and Administrative. General and administrative expenses for the three months ended December 31, 1996 increased $0.4 million (5.4%) to $8.2 million from $7.8 million for the three months ended December 31, 1996. As a percentage of revenues, general and administrative expenses decreased to 9.3% for the three months ended December 31, 1997 from 10.4% for the three months ended December 31, 1996. The increased costs were primarily due to wage increases and higher property taxes.

Operating Income. Operating income increased $3.3 million (73.6%) to
$7.8 million for the three months ended December 31, 1997 from $4.5 million for the three months ended December 31, 1996. As a percentage of revenues, operating income increased to 8.8% for the three months ended December 31, 1997 from 5.9% for the three months ended December 31, 1996. The primary causes of the increase in operating income for the three months ended December 31, 1997 were higher revenues without a corresponding increase in operating expenses resulting from the cyclical nature of the rate setting process.

Interest Income. Interest income increased by over $0.4 million (120.1%) to $0.8 million for the three months ended December 31, 1997 from $0.4 million for the three months ended December 31, 1996. The increase is due to additional interest earned on higher cash balances in the current period.

Other Income (Expense). Other income decreased by $1.3 million (94.1%) to $0.1 million for the three months ended December 31, 1997. For the three months ended December 31, 1996, other income was due to gains on the sale of marketable securities.

Income Tax Expense. There was no income tax expense for the three months ended December 31, 1997 or 1996. The Company experienced an effective rate of zero for the three months ended December 31, 1997 and 1996 as a result of realizing certain of its deferred tax assets for which a valuation allowance had been previously established.

Net Income (Loss). Net income increased $2.6 million to $2.5 million for the three months ended December 31, 1997 compared to a small net loss for the three months ended December 31, 1996. Net income for the three months ended December 31, 1997 was due to higher operating income and interest income partially offset by lower other income.

Liquidity and Capital Resources

The Company's cash requirements consist principally of working capital requirements, interest on outstanding indebtedness, capital expenditures and deposits to trust funds to satisfy certain environmental statutes and regulations. The Company had working capital of $23.0 million at December 31, 1997 compared to $15.8 million at September 30, 1997.

As part of the Refinancing Transaction the Company entered into the Credit Agreement that provides for up to $100.0 million of additional borrowings which, subject to certain limitations and covenant restrictions (including financial ratios), can be drawn by the Company to fund ongoing operations, invest in capital equipment and/or facilities and to finance acquisitions. Letters of credit under the Credit Agreement are limited to a maximum of $25.0 million. The Credit Agreement expires in November 2000. At
December 31, 1997, the Company had utilized $6.8 million of the credit facility provided by the Credit Agreement for letters of credit and had availability under the Credit Agreement of approximately $71.0 million for borrowings unrelated to letters of credit, with an additional $18.2 million available for letters of credit. Certain acquisitions could increase availability for borrowings unrelated to letters of credit under the Credit Agreement, due to the Company's ability to include certain pro forma financial information of acquired entities in calculating its financial ratios to determine availability. Changes in availability under the Credit Agreement are a function of changes in operating results, among other things. In addition, certain covenant measures become more restrictive over time, and the maximum availability will decrease by $2.5 million per quarter beginning December 31, 1998, unless certain conditions are met.

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

The Senior Notes mature in November 2005. As of December 31, 1997, interest on the Senior Notes accrued at the rate of 13.5% per annum. However, the interest rate on the Senior Notes is subject to decrease to 12.5% at such time the Company (in one or more transactions) offers to purchase (whether or not any actual purchases are made) or redeems an aggregate of $25.0 million in principal amount of Senior Notes out of the proceeds of equity sales.

Cash Flow from Operating Activities. Cash used by operating activities was $10.0 million for the three months ended December 31, 1997 compared to cash used of $3.0 million for the same period last year. The decrease in cash was primarily due to accelerated payments of accounts payable at the end of the calendar year and an increase in accounts receivable as a percentage of sales.

Cash Flow from Investing Activities. Cash used in investing activities was $3.4 million for the three months ended December 31, 1997 compared to cash used of $3.8 million for the same period last year. During the current period, the Company used $3.6 million on capital expenditures, primarily vehicles, containers and other equipment compared to $2.7 million for building improvements, containers and other equipment in the same period last year. During the three months ended December 31, 1996, the Company also used $2.6 million to purchase substantially all of the assets of a solid waste collection company in Butte County in November 1996 and generated $1.4 million from the sale of marketable securities.

Cash Flow from Financing Activities. Cash used in financing activities was $0.3 million for the three months ended December 31, 1997 compared to $0.4 million for the three months ended December 31, 1996. Activity in both periods consisted of scheduled note and capital lease payments.

Certain Other Cash Requirements. The Company is in discussions with the
City of San Francisco regarding plans for the construction of materials recovery and other facilities for use in connection with the Company's San Francisco operations and to facilitate compliance with mandated recycling requirements. The Company and the City are continuing to negotiate the nature, scope and financing of this project. The Company cannot predict the timing of an agreement with the City and therefore is unable to accurately project the timing of initiation of construction. Over the term of the Senior Notes, the Company may need to invest substantial capital to acquire or construct waste processing facilities, household hazardous waste facilities, maintenance and administrative complexes, and equipment.* The Company intends to seek continued rate recovery for amounts expended on any projects and may seek to finance such capital expenditures through additional secured borrowings, including up to $30.0 million of borrowing for certain "Designated Capital Expenditures" (as defined in the Indenture).*

The Company has substantially completed a major portion of the implementation of an established third party package of integrated financial applications to replace most of its existing management information systems. The implementation is expected to be completed by the end of the fiscal year. The new applications are Year 2000 compliant. The Company has a plan to address the Year 2000 compliance issue for the remaining functions which are not currently Year 2000 compliant. The Company does not expect any material adverse impact on the Company's results from operations in connection with Year 2000 compliance.

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

Inflation and Prevailing Economic Conditions

Historically, the Company has experienced cost increases due to the effects of inflation on its operating expenses, particularly the cost of compensation and benefits, and the replacement of or additions to property and equipment. Fuel costs which fluctuate with inflation and other market conditions may also affect operating results. Most of the Company's operations are subject to rate setting processes which allow for the recovery of certain costs including labor and fuel. However, inflationary increases in operating costs may cause the Company to incur lower operating margins, at least until such time as new rates can be implemented. Rate adjustments, if approved, can take several months.*

On April 24, 1997, employees represented by the Sanitary Truck Drivers and Helpers Union Local 350 International Brotherhood of Teamsters
("Local 350") initiated a strike against certain San Francisco operations of the Company. The strike was resolved on April 26, 1997 when Local 350 voted to accept a five-year contract. A provision of the new contract related to an increase in pension benefits. The Company believes that it was agreed that the increase to certain pension benefits was to be prospective. Subsequently, Local 350 asserted that it understood the increase to be retroactive. The Company has filed a petition for order compelling arbitration in U.S. District Court for the Northern District of California against Local 350 to arbitrate this dispute under the terms of the collective bargaining agreement between the parties.

Under GAAP any deficiency between the liability for pension benefits (defined as the Accumulated Benefit Obligation ("ABO")) and the market value of plan assets can result in a charge to the minimum pension liability in the equity section of the Company's balance sheet. If Local 350 were to prevail in the arbitration discussed above, the Company estimates the ABO would increase by an additional $8.4 million which would result in a charge to the minimum pension liability of $4.2 million. In addition, if Local 350 were to prevail, the Company estimates that its annual accruals for employee benefits would increase by approximately $3.0 million for additional pension and medical costs. The above estimates are based on a discount rate of 7.5%. The discount rate applied under GAAP fluctuates with market conditions. A change in the discount rate can result in significant adjustments to the ABO.

Although the ultimate outcome of such proceeding cannot be determined at this time and the results of these legal proceedings cannot be predicted with certainty, the Company, after consultation with outside labor counsel, believes it should prevail and therefore the resolution of this matter will not have a material adverse effect on the financial condition or results of operations of the Company. However, if the Company does not prevail, there could be a material adverse impact on the financial condition and results of operations of the Company. Arbitration could conclude that there has been no meeting of the minds on this provision of the contract and the provision could have to be renegotiated. If the matter is not satisfactorily renegotiated, the Company could be subject to another work stoppage.*

Included in the five-year contract referred to above, is an aggregate 13.4% wage increase. The first year cost of the contract is included in the rate effective March 1, 1997 in San Francisco and the Company generally intends to seek rate recovery of scheduled future cost increases through the rate setting process.* There can be no assurance that the Company will succeed in obtaining timely rate increases sufficient to cover all costs or sufficient to maintain profit levels at historical levels.

On February 3, 1998 certain employees represented by Operating Engineers Local Union #3 of the International Union of Operating Engineers ("Local #3") voted to authorize Local #3 to call a strike related to one of the Company's operations in the Sacramento Valley of California. The contracts for Local #3 employees expired on November 30, 1997 and negotiations on new agreements are continuing. The Company does not anticipate a work stoppage but there can be no assurance that an agreement can be reached or that a work stoppage will not occur. In the event that a work stoppage does occur, the Company believes it will not have a material adverse effect on the results of operations or financial condition of the Company.

Due to the Company's concentration in California, cyclical economic conditions in California will have an impact on the Company's results.* The Company is unable to determine the significance a California economic downturn would have on its operations.

Seasonality

The Company's revenues tend to be lower during winter due to decreased volume at the Company's transfer stations, waste collection, and landfill operations than during spring and summer when higher volumes of certain types of waste, such as yard clippings and construction and demolition debris are generated.* In addition, project management revenues tend to be lower during winter as a result of unfavorable construction conditions.

Accounting and Other Matters

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

The Franchise Tax Board has contacted the Company to audit the Company's income tax returns for the fiscal years ended September 30, 1993 and 1994.

PART II - OTHER INFORMATION

Item 1.     Legal Proceedings

San Francisco Union Arbitration.

See discussion relating to the Company's request for arbitration with Local 350 in San Francisco which appears in note 5 to the Consolidated Financial Statements in Part 1 hereof and incorporated herein by reference.

DIR Determination Letter.

See discussion relating to the determination letter from the DIR received by Company which appears in note 5 to the Consolidated Financial Statements in Part 1 hereof and incorporated herein by reference.

Also see the Company's Annual Report for the year ended September 30, 1997.

Item 2.     Changes in Securities

None

Item 3.     Defaults Upon Senior Securities

None

Item 4.     Submission of Matters to a Vote of Security Holders

None

Item 5.     Other Information

On August 12, 1997, San Diego County approved the sale of its solid waste assets (including the four landfills operated by the Company) to a third party. On October 31, 1997, the sale of the County's waste system was completed. The Company expects to transfer the operation of the four landfills to the new owner by March 31, 1998. The Company believes the transfer will not have a material adverse effect on the Company's financial condition, results of operations or cash flow.*

Item 6.     Exhibits and Certain Reports

(a) Exhibits:

10.1    Golden Gateway Commons Building III Office Lease
27.0    Financial Data Schedule

(b) Reports on Form 8-K:

None

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

Dated: February 12, 1998