Form 10-Q
period 1998-03-31
NORCAL WASTE SYSTEMS INC
filed 1998-05-15
CIK 932923

This Quarterly Report is filed by Norcal Waste Systems, Inc.
               pursuant to certain contractual requirements and not
                 pursuant to the Securities Exchange Act of 1934
                    and the rules and regulations thereunder.

                               QUARTERLY REPORT

                For the quarterly period ended March 31, 1998

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

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date. On May 11,1998, there were 24,134,973 shares of $.01 par value Common Stock outstanding.

NORCAL WASTE SYSTEMS, INC. AND SUBSIDIARIES
(a wholly owned subsidiary of the Norcal Waste Systems, Inc.
Employee Stock Ownership Plan and Trust)

CONSOLIDATED BALANCE SHEETS
(in thousands)
(unaudited)
                                                      March 31,    September 30,
                                                        1998            1997
                                                    -------------  -------------
Assets
Current assets:
  Cash                                                   $38,963       $32,330
  Marketable securities                                    5,552         5,552
  Trust accounts, current portion                            968         4,362
  Accounts receivable, less allowance for doubtful
    accounts of $2,022 at March 31, 1998 and $2,017
    at September 30, 1997                                 39,153        42,677
  Parts and supplies                                       2,439         2,436
  Prepaid expenses                                         3,209         2,568
                                                        ---------     ---------
      Total current assets                                90,284        89,925
                                                        ---------     ---------

Property and equipment:
  Land                                                    43,701        44,558
  Landfills                                               25,206        25,206
  Buildings and improvements                              47,488        47,325
  Vehicles and equipment                                 123,977       116,925
  Construction in progress                                 4,889         6,232
                                                        ---------     ---------
      Total property and equipment                       245,261       240,246
  Less accumulated depreciation and amortization         104,375        97,313
                                                        ---------     ---------
      Property and equipment, net                        140,886       142,933
                                                        ---------     ---------

Franchises, permits and other intangibles, net            74,944        76,829
Trust accounts                                            33,303        30,647
Prepaid pension costs                                        895         1,941
Deferred financing costs, net                              7,590         8,261
Other assets                                                 993           633
                                                        ---------     ---------
      Total other assets                                 117,725       118,311
                                                        ---------     ---------
        Total assets                                    $348,895      $351,169
                                                        =========     =========

<F1>
See accompanying notes to consolidated financial statements.


NORCAL WASTE SYSTEMS, INC. AND SUBSIDIARIES
(a wholly owned subsidiary of the Norcal Waste Systems, Inc.
Employee Stock Ownership Plan and Trust)

CONSOLIDATED BALANCE SHEETS, Continued
(in thousands)
(unaudited)
                                                      March 31,    September 30,
                                                         1998           1997
                                                    -------------  -------------
Liabilities and Stockholder's Equity
Current liabilities:
  Current portion:
    Long-term debt                                        $307           $306
    Capital leases                                       1,098          1,040
  Accounts payable                                       8,669         15,379
  Accrued expenses                                      44,108         48,637
  Income taxes payable                                     584          1,087
  Deferred revenues                                      2,995          2,777
  Other accrued liabilities                              4,855          4,867
                                                      ---------      ---------
      Total current liabilits                           62,616         74,093
                                                      ---------      ---------
Long-term debt                                         174,078        174,047
Obligations under capital leases                         1,461          2,025
Deferred income taxes                                    9,772          9,732
Landfill closure liability                              24,149         22,823
Postretirement medical benefits                         33,336         32,844
Other liabilities                                       12,106         12,096
                                                      ---------      ---------
      Total liabilities                                317,518        327,660
                                                      ---------      ---------
Commitments and contingencies
Stockholder's equity:
  Common stock, $.01 par value; 100,000,000 shares
    authorized;
    24,134,973 shares issued and outstanding               241            241
  Additional paid-in-capital                           166,378        166,378
  Accumulated deficit                                 (104,799)      (106,389)
  Unrealized gains (losses) on marketable securities        34            (21)
                                                      ---------      ---------
                                                        61,854         60,209
Less net scheduled contribution to the ESOP            (30,477)       (36,700)
                                                      ---------      ---------
      Total stockholder's equity                        31,377         23,509
                                                      ---------      ---------
        Total liabilities and stockholder's equity    $348,895       $351,169
                                                      =========      =========

<F1>
See accompanying notes to consolidated financial statements.


NORCAL WASTE SYSTEMS, INC. AND SUBSIDIARIES
(a wholly owned subsidiary of the Norcal Waste Systems, Inc.
Employee Stock Ownership Plan and Trust)

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands)
(unaudited)

                                              Three Months Ended      Six Months Ended
                                                   March 31,             March 31,
                                                1998       1997       1998       1997
                                             ---------  ---------  ---------  ---------
Revenues                                      $76,885    $75,947   $165,339   $151,068
Cost of operations:
  Operating expenses                           54,905     53,306    118,866    108,106
  Depreciation and amortization                 4,953      4,981      9,935      9,612
  ESOP compensation expense                     3,733      3,510      7,288      6,950
  General and administrative                    8,726      8,367     16,928     16,151
                                             ---------  ---------  ---------  ---------
    Total cost of operations                   72,317     70,164    153,017    140,819

Operating income                                4,568      5,783     12,322     10,249

  Interest expense                             (6,618)    (6,446)   (13,070)   (12,700)
  Interest income                                 873        452      1,686        821
  Gain on dispositions, net                       376         97        475        107
  Other income                                     96        970        177      2,333
                                             ---------  ---------  ---------  ---------
    Income (loss) before income taxes            (705)       856      1,590        810
Income tax expense                                  -          -          -          -
                                             ---------  ---------  ---------  ---------
    Net income (loss)                           ($705)       856     $1,590       $810
                                             =========  =========  =========  =========

<F1>
See accompanying notes to consolidated financial statements.


NORCAL WASTE SYSTEMS, INC. AND SUBSIDIARIES
(a wholly owned subsidiary of the Norcal Waste Systems, Inc.
Employee Stock Ownership Plan and Trust)

CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY
For the six months ended March 31, 1998
(in thousands)
(unaudited)
                                                                         Unrealized
                                                                           gains         Net
                                                Additional              (losses) on   scheduled
                                 Common Stock      paid-in  Accumulated  marketable  contribution
                              Shares     Amount   capital     deficit    securities  to the ESOP   Total
Balances, September 30, 1997  $24,135     $241   $166,378   ($106,389)      ($21)     ($36,700)   $23,509
Contributions to reduce
  ESOP debt                         -        -          -           -          -         6,223      6,223
Net unrealized gains on
  marketable securities             -        -          -           -         55             -         55
Net income                          -        -          -       1,590          -             -      1,590
                              --------  -------  ---------  ----------   --------     ---------   --------
Balances,   March 31, 1998    $24,135     $241   $166,378   ($104,799)       $34      ($30,477)   $31,377
                              ========  =======  =========  ==========   ========     =========   ========

<F1>
See accompanying notes to consolidated financial statements.


NORCAL WASTE SYSTEMS, INC. AND SUBSIDIARIES
(a wholly owned subsidiary of the Norcal Waste Systems, Inc.
Employee Stock Ownership Plan and Trust)

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)
                                                               Six Months Ended
                                                                   March 31
                                                               1998       1997
                                                            --------   --------
Cash flows from operating activities:
  Net income                                                  $1,590       $810

  Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation and amortization                              9,935      9,612
    ESOP compensation expense                                  7,155      6,950
    Accrued interest, amortization of discounts and
    deferred financing fees                                      996        787
    Other                                                      4,584     (2,144)
    Changes in assets and liabilities, net of
      effects of acquisitions and dispositions               (11,535)    (3,548)
                                                            ---------  ---------
        Net cash provided by operating activities             12,725     12,467
                                                            ---------  ---------
Cash flows from investing activities:
  Acquisition of property and equipment                       (7,323)    (7,879)
  Acquisition of businesses                                        -     (2,677)
  Proceeds from dispositions                                   1,785        278
  Proceeds from the sales of marketable securities                 -      1,350
  Other                                                           92         52
                                                           ---------  ---------
        Net cash used in investing activities                 (5,446)    (8,876)
                                                            ---------  ---------
Cash flows from financing activities:
  Principal payments on long-term debt and capitalized leases   (646)      (684)
                                                            ---------  ---------
        Net cash used in financing activities                   (349)      (393)
                                                            ---------  ---------

Net increase in cash and cash equivalents                      6,633      2,907
Cash and cash equivalents, beginning balance                  32,330     14,378
                                                            ---------  ---------
Cash and cash equivalents, ending balance                    $38,963    $17,285
                                                            =========  =========
  Supplemental schedule of net cash paid for:

    Interest                                                 $12,182    $12,049
                                                            =========  =========
    Income taxes                                                $500          -
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

(3) Long-term Debt

         Long-term debt at March 31, 1998 and September 30, 1997 is summarized as follows:

                                    (in thousands)


                                                     March 31       September 30
                                                     ------------   ------------

Senior Notes due November 15, 2005, interest at 13.5%   $170,836       $170,679
Note payable for business acquired due in monthly
 installments through 2016, interest imputed at 8.75%      1,640          1,658
Notes payable to former shareholders, due in monthly
 installments through 2017, interest at 6% to 8.5%           763            792
Other Notes                                                1,146          1,224
                                                       ----------     ----------
         Total debt                                      174,385        174,353
         Less current portion                                307            306
                                                       ----------     ----------
Long-term debt                                          $174,078       $174,047
                                                       ==========     ==========

On November 21, 1995, the Company completed a private debt offering of $175.0 million in Senior Notes (the "Senior Notes"). The Senior Notes mature in November 2005 with interest payable semi-annually. The Senior Notes are redeemable at the option of the Company, in whole or in part, at any time during or after November 2000. Until November 15, 1998, the Senior Notes may be partially redeemed in the event of a public offering of the Company's Common Stock. In the event of a change in control of the Company, the Company would be required to offer to purchase the Senior Notes. The Senior Notes are unsecured and rank pari passu in right of payment to all existing and future senior indebtedness of the Company. The Senior Notes are guaranteed, on a senior unsecured basis, by the Company's wholly-owned subsidiaries. The Indenture governing the Senior Notes contains provisions which, among other things, (i) limit the Company's and its subsidiaries' ability to declare or pay dividends or other distributions (other than dividends or distributions payable to Norcal or any wholly owned subsidiary of Norcal), (ii) limit the purchase, redemption or retirement of capital stock and (iii) limit the incurrence of additional debt. In September 1996, the Company completed the exchange of all of its outstanding privately-placed Senior Notes for Senior Notes with identical terms and provisions, which exchange was registered under the Securities Act of 1933. The interest rate on the Senior Notes is currently 13.5%,however, the interest rate reverts to 12.5% if Norcal (in one or more transactions) offers to purchase (whether or not any actual purchases are made) or redeems an aggregate of $25.0 million in principal amount of Senior Notes out of the proceeds of equity sales on or before November 15, 1998.

In conjunction with the private debt offering, the Company entered into a new Credit Agreement (the "Credit Agreement") with a group of lenders and BankBoston, N.A., as Agent. The Credit Agreement, as amended, provides for a revolving credit facility in an amount of up to $100.0 million (depending upon certain financial ratios), up to $25.0 million of which may be used for letters of credit. At March 31, 1998, the Company had utilized $6.8 million of its credit facility for letters of credit and had availability under the Credit Agreement (based on limitations imposed by certain financial ratios) of $65.6 million along with $18.2 million which may be utilized for additional letters of credit.

(4) Guarantee of Securities

Norcal is a holding company and has no independent operations other than those relating to its subsidiaries. The Senior Notes are guaranteed by certain direct and indirect subsidiaries of Norcal. The guarantor subsidiaries are all wholly owned subsidiaries and the guarantees of the guarantors are full, unconditional and joint and several. The direct and indirect nonguarantor subsidiaries are individually and in the aggregate inconsequential. Separate financial statements of each guarantor have not been presented since management has determined such separate financial statements are not material to investors.

(5) Commitments and Contingencies

On April 24, 1997, employees represented by the Sanitary Truck Drivers and Helpers Union Local 350 International Brotherhood of Teamsters ("Local 350") initiated a strike against certain San Francisco operations of the Company. The strike was resolved on April 26, 1997 when Local 350 voted to accept a five-year contract. A provision of the new contract related to an increase in pension benefits. The Company believes that it was agreed that the increase to certain pension benefits was to be prospective. Subsequently, Local 350 asserted that it understood the increase to be retroactive. On February 10, 1998, the Company filed a petition for order compelling arbitration in U.S. District Court for the Northern District of California entitled Norcal Waste Systems, Inc., Golden
Gate Disposal and Recycling, Inc. and Sunset Scavenger Company v. Sanitary
Truck Drivers and Helpers Union Local 350, IBT. On April 23, 1998 the
Company filed a motion for order compelling such arbitration. The Company's motion is set to be heard by the court on May 29, 1998. Arbitration between the Company and Local 350 could determine that there has been no meeting of the minds regarding the pension benefits provision in the contract and the provision could have to be renegotiated. If the matter is not satisfactorily renegotiated, the Company could be subject to another work stoppage.

If Local 350 were to prevail in the arbitration discussed above, the Company estimates that the accumulated benefit obligation (ABO) would increase by an additional $8.4 million, which would result in a charge to the minimum pension liability of $4.2 million. In addition, if Local 350 were to prevail, the Company estimates that its annual accruals for employee benefits would increase by approximately $3.0 million for additional pension and medical costs. The above estimates are based on a discount rate of 7.5%. The discount rate applied under generally accepted accounting principles ("GAAP") fluctuates with market conditions. A change in the discount rate can result in significant adjustments to the ABO.

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

The Company disagrees with the DIR's conclusions and has filed an appeal with the Director of the DIR.The Company intends to defend any legal attempt to enforce orders from the DIR. The Company believes that it will be able to satisfactorily resolve this matter, either through its appeal to the Director of the DIR or through litigation, but if it is not successful in its legal efforts, it could have a material adverse impact on the financial condition and results of operations of the Company.

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

The following discussion pertains to the Company's operations for the three and six months ended March 31, 1998 and 1997 and should be read in conjunction with the unaudited consolidated financial statements and related notes thereto included elsewhere herein, and the Company's September 30, 1997 audited consolidated financial statements contained in the Company's Annual Report for the fiscal year ended September 30, 1997. On November
21, 1995, the Company issued 12.5% Series A Senior Notes in an aggregate principal amount of $175.0 million, for which it received proceeds, after original issue discount, of approximately $170.2 million (the "Offering"). The Company used the proceeds from the Offering (less certain associated expenses), together with certain cash balances, to retire approximately $199.1 million of its then outstanding indebtedness and certain of the ESOP's indebtedness to third parties. Concurrent with the Offering, the Company entered into a new bank credit agreement providing for a revolving credit facility with a maximum availability of $100.0 million, of which up to $25.0 million may be used for letters of credit. These transactions are collectively referred to as the "Refinancing Transaction."

Introduction

Norcal Waste Systems, Inc. ("Norcal") and its subsidiaries (collectively referred to herein as the "Company") provide solid waste management services throughout California, including collection, transfer, disposal, landfill management, recycling and other waste services. The Company operates 17 landfills in California, four of which it owns and 13 of which are owned by local governmental entities. The Company currently serves an estimated
450,000 customers.

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

Operating expenses include labor, landfill project and subcontractor costs, disposal fees paid to third parties, fuel, equipment maintenance and rentals, engineering, consulting and other professional services and other direct costs of operating collection, recycling, transfer station, hauling and landfill operations. Also included are accruals for future landfill closure, post-closure and corrective action costs, consistent with regulatory requirements. General and administrative expenses include management salaries, administrative and clerical overhead costs, professional services costs and other fees and expenses. ESOP compensation expense includes amounts contributed by the Company to the ESOP to allow the ESOP to repay its intercompany loans to the Company along with amounts to fund distributions to retired, terminated or withdrawing participants. The total contributions are subject to various limitations imposed by the Internal Revenue Code of 1986, as amended, and are generally tax deductible. The debt repayments by the ESOP result in allocation of Company common stock to ESOP participants' accounts pursuant to an allocation formula.

Results of Operations

NORCAL WASTE SYSTEMS, INC. AND SUBSIDIARIES
Summary Statements of Operations
Operating Comparison
(in thousands)
                                               Relationship to Total Revenue
                                          Three Months Ended   Six Months Ended
                                                March 31,           March 31,
                                             1998      1997      1998       1997
                                          --------  --------  --------   --------
Revenues:
  Collection and disposal operations        77.5%     78.0%     73.5%      77.0%
  Third party landfill management services  17.3%     16.9%     21.5%      18.1%
  Recycled commodities sales                 5.2%      5.1%      5.0%       4.9%
                                          -------    ------    ------    -------
    Total revenues                         100.0%    100.0%    100.0%     100.0%

Cost of operations:
  Operating expenses                        71.4%     70.2%     71.9%      71.6%
  Depreciation and amortization              6.4%      6.6%      6.0%       6.4%
  ESOP compensation expense                  4.9%      4.6%      4.4%       4.6%
  General and administrative                11.3%     11.0%     10.2%      10.6%
                                          -------    ------    -------   -------
    Total cost of operations                94.0%     92.4%     92.5%      93.2%
                                          -------    ------    -------   -------
Operating income                             6.0%      7.6%      7.5%       6.8%

  Interest expense                         (8.6)%    (8.5)%    (7.9)%     (8.4)%
  Interest income                            1.1%      0.6%      1.0%       0.5%
  Gain on dispositions, net                  0.5%      0.1%      0.3%       0.1%
  Other income                               0.1%      1.3%      0.1%       1.5%
                                          -------    ------    -------   -------
    Income (loss) before income taxes      (0.9)%      1.1%      1.0%       0.5%

Income tax expense                           0.0%      0.0%      0.0%       0.0%
                                          -------    ------    -------   -------
    Net income (loss)                      (0.9)%      1.1%      1.0%       0.5%
                                          =======    ======    =======   =======

                                                   Period to Period Change
                                          Three Months Ended   Six Months Ended
                                           March 31, 1998       March 31, 1998
                                              $         %         $          %
                                          --------  --------  --------   --------
Revenues:
  Collection and disposal operations          376      0.6%     5,180       4.5%
  Third party landfill management services    456      3.6%     8,192      30.0%
  Recycled commodities sales                  106      2.7%       899      12.1%
                                          -------    ------    ------    -------
    Total revenues                            938      1.2%    13,332       9.4%

Cost of operations:
  Operating expenses                        1,599      3.0%    10,760      10.0%
  Depreciation and amortization               (28)   (0.6)%       323       3.4%
  ESOP compensation expense                   223      6.4%       338       4.9%
  General and administrative                  359      4.3%       777       4.8%
                                          -------    ------   -------   -------
    Total cost of operations                2,153      3.1%    12,198       8.7%
                                          -------    ------   -------   -------
Operating income                           (1,215)  (21.0)%     2,073      20.2%

  Interest expense                           (172)     2.7%      (370)      2.9%
  Interest income                             421     93.1%       865     105.4%
  Gain (loss) on dispositions, net            279    287.6%       368     343.9%
  Other income (expense)                     (874)  (90.1)%    (2,156)   (92.4)%
                                          -------    ------   -------   -------
    Income (loss) before income taxes      (1,561) (182.4)%       780      96.3%

Income tax expense                              -         -         -         -
                                          -------    ------   -------   -------
    Net income (loss)                      (1,561) (182.4)%       780      96.3%
                                          =======   =======   =======   =======

Three months ended March 31, 1998 and 1997

Revenues. Revenues for the three months ended March 31, 1998 increased
$1.0 million (1.2%) to $76.9 million from $75.9 million for the three months ended March 31, 1997. The increase in revenues was due to higher third party landfill management services revenues and waste collection and disposal revenues. Third party landfill management revenues increased $0.5 million.
The increase included $0.4 million in San Diego County from higher volumes and a rate increase, along with $0.3 million from the start of operations of two landfills in Kern County, effective May 1, 1997 and January 1, 1998. These increases were partially offset by a decrease of $0.2 million in San Bernardino County due to a decrease in volume. On March 31, 1998, the Company ceased operations of the landfills in San Diego County when the new owner assumed operations. Waste collection and disposal revenues increased $0.4 million from the prior period, resulting from an increase of $1.8 million due to rate increases from several service areas (primarily an 11.0% increase in San Francisco, effective March 1, 1997) and volume increases. The prior period included non-recurring revenues of $1.4 million for unusual flood related clean-up and disposal activities in the Sacramento Valley of California.

Operating Expenses. Operating expenses for the three months ended March
31, 1998 increased $1.6 million (3.0%) to $54.9 million from $53.3 million for the three months ended March 31, 1997. As a percentage of revenues, operating expenses increased to 71.4% for the three months ended March 31, 1998 from 70.2% for the three months ended March 31, 1997. Payroll and related costs increased $1.0 million due to union wage increases (primarily a 2.0% increase in San Francisco, effective January 1, 1998), higher employee benefit costs in San Francisco as a result of the April 1997 union agreement and personnel associated with the start of operations of two landfills in Kern County, effective May 1, 1997 and January 1, 1998. Disposal costs increased $0.4 million due to volume increases and tipping fee increases.

ESOP Compensation Expense. ESOP compensation expense is primarily based on the cost of shares allocated as determined by the Company's contribution to the ESOP, along with contributions to fund distributions to retired, terminated and withdrawing participants. ESOP compensation expense for the three months ended March 31, 1998 increased $0.2 million (6.4%) to $3.7 million from $3.5 million for the three months ended March 31, 1997. The Company has accrued ESOP expense based upon anticipated loan payments and prepayments of additional principal.

General and Administrative. General and administrative expenses for the three months ended March 31, 1998 increased $0.4 million (4.3%) to $8.7 million from $8.3 million for the three months ended March 31, 1997. As a percentage of revenues, general and administrative expenses increased to 11.3% for the three months ended March 31, 1998 from 11.0% for the three months ended March 31, 1997. The increased costs were primarily due to wage increases and additional administrative personnel.

Operating Income. Operating income for the three months ended March 31, 1998 decreased $1.2 million (21.0%) to $4.6 million from $5.8 million for the three months ended March 31, 1997. As a percentage of revenues, operating income decreased to 6.0% for the three months ended March 31, 1998 from 7.6% for the three months ended March 31, 1997. The decrease in operating income was due to lower earnings in Southern California, costs associated with the Placer Ranch litigation and the absence of flood related earnings in the Sacramento Valley of California. These decreases were partially offset by higher earnings from volume and rate increases, primarily in San Francisco.

Interest Income. Interest income for the three months ended March 31, 1998 increased $0.4 million (93.1%) to $0.9 million from $0.5 million for the three months ended March 31, 1997. The increase is due to additional interest earned on higher cash balances in the current period.

Gain on Dispositions. The gain on dispositions for the three months ended March 31, 1998 increased by $0.3 million (287.6%) to $0.4 million from $0.1 million for the three months ended March 31, 1997. The increase is due to the sale of real estate in Kansas City.

Other Income. Other income for the three months ended March 31, 1998 decreased $0.9 million (90.1%) to $0.1 million from $1.0 million for the three months ended March 31, 1997. For the three months ended March 31, 1997, other income included a $1.0 million settlement with a third party in connection with a dispute over a landfill engineering matter at one of the Company's landfills.

Income Tax Expense. There was no income tax expense for the three months ended March 31, 1998 or 1997. The Company experienced an effective tax rate of zero for the three months ended March 31, 1998 and 1997 as a result of realizing certain of its deferred tax assets for which a valuation allowance had been previously established.

Net Income (Loss). Net income for the three months ended March 31, 1998 decreased $1.6 million to a loss of $0.7 million compared to income of $0.9 million for the three months ended March 31, 1997. The primary causes of the decrease in net income were lower operating income and a reduction in other income, partially offset by higher interest income and gain on dispositions.

Six months ended March 31, 1998 and 1997

Revenues. Revenues for the six months ended March 31, 1998 increased
$14.2 million (9.4%) to $165.3 million from $151.1 million for the six months ended March 31, 1997. The increase in revenues was due to higher third party landfill management services revenues, waste collection and disposal revenues and recycled commodities sales. Third party landfill management revenues increased $8.2 million. The increase included $7.2 million in San Bernardino County from increased landfill closure and expansion project activities, $0.6 million from the start of operations of two landfills in Kern County, effective May 1, 1997 and January 1, 1998, and $0.4 million in San Diego County from higher volumes and a rate increase. On
March 31, 1998, the Company ceased operations of the landfills in San Diego County when the new owner assumed operations. Waste collection and disposal revenues increased $5.2 million from the prior period, resulting from an increase of $6.6 million, including $4.0 million from rate increases in several service areas (primarily an 11.0% increase in San Francisco, effective March 1, 1997), with the remainder primarily due to volume increases. The prior period included non-recurring revenues of $1.4 million from unusual flood clean-up and disposal activities in the Sacramento Valley of California.

Operating Expenses. Operating expenses for the six months ended March 31, 1998 increased $10.8 million (10.0%) to $118.9 million from $108.1 million for the six months ended March 31, 1997. As a percentage of revenues, operating expenses increased to 71.9% for the six months ended March 31, 1998 from 71.6% for the six months ended March 31, 1997. Project and subcontractor related costs increased $6.2 million as a result of increased activity in San Bernardino County. Payroll and related costs increased $2.2 million due to union wage increases (primarily a 4.7% and 2.0% increase in San Francisco, effective January 1, 1997 and January 1, 1998, respectively), higher employee benefit costs in San Francisco as a result of the April 1997 union agreement and personnel associated with the start of operations of two landfills in Kern County, effective May 1, 1997 and January 1, 1998. Disposal costs increased $0.8 million due to volume increases, tipping fee increases and operations acquired in November 1996. Equipment maintenance costs increased $0.6 million as a result of heavy equipment repairs in Southern California.

General and Administrative. General and administrative expenses for the six months ended March 31, 1998 increased $0.8 million (4.8%) to $16.9 million from $16.1 million for the six months ended March 31, 1997. As a percentage of revenues, general and administrative expenses decreased to 10.2% for the six months ended March 31, 1998 from 10.6% for the six months ended March 31, 1997. The increased costs were primarily due to wage increases and additional administrative personnel.

Operating Income. Operating income increased $2.1 million (20.2%) to $12.3 million for the six months ended March 31, 1998 from $10.2 million for the six months ended March 31, 1997. As a percentage of revenues, operating income increased to 7.5% for the six months ended March 31, 1998 from 6.8% for the six months ended March 31, 1997. The primary cause of the increase in operating income for the six months ended March 31, 1998 were higher revenues from waste collection activities that generated higher margins during the current period, partially offset by the absence of flood related earnings in the Sacramento Valley of California.

Interest Income. Interest income for the six months ended March 31, 1998 increased $0.9 million (105.4%) to $1.7 million from $0.8 million for the six months ended March 31, 1997. The increase is due to additional interest earned on higher cash balances in the current period.

Other Income. Other income for the six months ended March 31, 1998 decreased by $2.1 million (92.4%) to $0.2 million from $2.3 million for the six months ended March 31, 1997. For the six months ended March 31, 1997, other income included gains of $1.3 million on the sale of marketable securities and a $1.0 million settlement with a third party in connection with a dispute over a landfill engineering matter at one of the Company's landfills.

Income Tax Expense. There was no income tax expense for the six months ended March 31, 1998 or 1997. The Company experienced an effective tax rate of zero for the six months ended March 31, 1998 and 1997 as a result of realizing certain of its deferred tax assets for which a valuation allowance had been previously established.

Net Income (Loss). Net income for the six months ended March 31, 1998 increased $0.8 million to $1.6 million compared to $0.8 million for the six months ended March 31, 1997. The primary causes of the increase in net income were higher operating income, interest income and gain on dispositions, partially offset by a reduction in other income.

Liquidity and Capital Resources

The Company's cash requirements consist principally of working capital requirements, interest on outstanding indebtedness, capital expenditures and deposits to trust funds to satisfy certain environmental statutes and regulations. The Company had working capital of $27.7 million at March 31, 1998 compared to $15.8 million at September 30, 1997.

As part of the Refinancing Transaction the Company entered into the Credit Agreement that provides for up to $100.0 million of additional borrowings which, subject to certain limitations and covenant restrictions (including financial ratios), can be drawn by the Company to fund ongoing operations, invest in capital equipment and/or facilities and to finance acquisitions. Letters of credit under the Credit Agreement are limited to a maximum of $25.0 million. The Credit Agreement expires in November 2000. At March
31, 1998, the Company had utilized $6.8 million of the credit facility provided by the Credit Agreement for letters of credit and had availability under the Credit Agreement of approximately $65.6 million for borrowings unrelated to letters of credit, with an additional $18.2 million available for letters of credit. Certain acquisitions could increase availability for borrowings unrelated to letters of credit under the Credit Agreement, due to the Company's ability to include certain pro forma financial information of acquired entities in calculating its financial ratios to determine availability. Changes in availability under the Credit Agreement are a function of changes in operating results, among other things. In addition, certain covenant measures become more restrictive over time, and the maximum availability will decrease by $2.5 million per quarter beginning December 31, 1998, unless certain conditions are met.

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

The Senior Notes mature in November 2005. As of March 31, 1998, interest on the Senior Notes accrued at the rate of 13.5% per annum. However, the interest rate on the Senior Notes is subject to decrease to 12.5% at such time the Company (in one or more transactions) offers to purchase (whether or not any actual purchases are made) or redeems an aggregate of $25.0 million in principal amount of Senior Notes out of the proceeds of equity sales on or before November 15, 1998.

Cash Flow from Operating Activities. Cash provided by operating activities was $12.7 million for the six months ended March 31, 1998 compared to cash provided of $12.5 million for the same period last year.

Cash Flow from Investing Activities. Cash used in investing activities was $5.4 million for the six months ended March 31, 1998 compared to cash used of $8.9 million for the same period last year. During the current period, the Company used $7.3 million on capital expenditures, primarily vehicles, containers and other equipment compared to $7.9 million for building improvements, containers and other equipment in the same period last year. During the current period, the Company received $1.5 million from the sale of real estate in Kansas City. During the period ended March 31, 1997, the Company also used $2.6 million to purchase substantially all of the assets of a solid waste collection company in Butte County and generated $1.4 million from the sale of marketable securities.

Cash Flow from Financing Activities. Cash used in financing activities was $0.6 million for the six months ended March 31, 1998 compared to $0.7 million for the six months ended March 31, 1997. Activity in both periods consisted of scheduled note and capital lease payments.

Certain Other Cash Requirements. The Company is in discussions with the
City of San Francisco regarding plans for the construction or modification of materials recovery and other facilities for use in connection with the Company's San Francisco operations and to facilitate compliance with mandated recycling requirements. The Company and the City anticipate continued review of the nature, scope and financing of this project. The Company cannot predict the timing of a resolution of these matters and is therefore unable to project accurately the timing of initiation of any required construction. Over the term of the Senior Notes, the Company may need to invest substantial capital to acquire or construct waste processing facilities, household hazardous waste facilities, maintenance and administrative complexes, and equipment.* The Company intends to seek continued rate recovery for amounts expended on any projects and may seek to finance such capital expenditures through additional secured borrowings, including up to $30.0 million of borrowing for certain "Designated Capital Expenditures" (as defined in the Indenture).*

The Company has substantially completed a major portion of the implementation of an established third party package of integrated financial applications to replace most of its existing management information systems. The implementation is expected to be completed by the end of the fiscal year. The new applications are Year 2000 compliant. The Company has a plan to address the Year 2000 compliance issue for the remaining functions which are not currently Year 2000 compliant. Although the Company believes it will not have material Year 2000 Conversion issues, its future operations are dependent upon the ability of its vendors and suppliers to successfully address the Year 2000 Conversion issues. There can be no assurance that the computer systems of other companies upon which the Company's own computer system relies or upon which its business is dependent, will be timely converted, or that failure of another company to convert will not adversely affect the Company.

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

Inflation, Prevailing Economic Conditions and Certain Regulatory Issues

Historically, the Company has experienced cost increases due to the effects of inflation on its operating expenses, particularly the cost of compensation and benefits, and the replacement of or additions to property and equipment. Fuel costs which fluctuate with inflation and other market conditions may also affect operating results. Most of the Company's operations are subject to rate setting processes which allow for the recovery of certain costs including labor and fuel. However, inflationary increases in operating costs may cause the Company to incur lower operating margins, at least until such time as new rates can be implemented. Rate adjustments, if approved, can take several months to achieve.*

In February 1997, the San Francisco Refuse Collection and Disposal Rate
Board (the "Rate Board") issued two rate orders (the "Orders") approving an 11.0% rate increase to the Company's refuse collection rates for the City of San Francisco effective March 1, 1997. The Rate Board also directed the Department of Public Works to examine solid waste rate setting methods in other jurisdictions and to propose changes in the current system for regulation of refuse collection and disposal to the San Francisco Board of Supervisors. A significant modification to the rate setting methodology could have a material adverse effect on the Company's financial condition and results of operations.*

On April 24, 1997, employees represented by the Sanitary Truck Drivers and Helpers Union Local 350 International Brotherhood of Teamsters ("Local
350") initiated a strike against certain San Francisco operations of the Company. The strike was resolved on April 26, 1997 when Local 350 voted to accept a five-year contract. A provision of the new contract related to an increase in pension benefits. The Company believes that it was agreed that the increase to certain pension benefits was to be prospective. Subsequently, Local 350 asserted that it understood the increase to be retroactive. The Company has filed a petition for order compelling arbitration and a motion for order compelling arbitration in U.S. District Court for the Northern District of California against Local 350 to arbitrate this dispute under the terms of the collective bargaining agreement between the parties. The Company's motion is set to be heard by the court on May 29, 1998.

Under GAAP any deficiency between the liability for pension benefits
(defined as the Accumulated Benefit Obligation ("ABO")) and the market value of plan assets can result in a charge to the minimum pension liability in the equity section of the Company's balance sheet. If Local 350 were to prevail in the arbitration discussed above, the Company estimates the ABO would increase by an additional $8.4 million, which would result in a charge to the minimum pension liability of $4.2 million. In addition, if Local 350 were to prevail, the Company estimates that its annual accruals for employee benefits would increase by approximately $3.0 million for additional pension and medical costs. The above estimates are based on a discount rate of 7.5%. The discount rate applied under GAAP fluctuates with market conditions. A change in the discount rate can result in significant adjustments to the ABO.

Although the ultimate outcome of such proceeding cannot be determined at this time and the results of these legal proceedings cannot be predicted with certainty, the Company, after consultation with outside labor counsel, believes it should prevail and therefore the resolution of this matter will not have a material adverse effect on the financial condition or results of operations of the Company. However, if the Company does not prevail, there could be a material adverse impact on the financial condition and results of operations of the Company. Arbitration could conclude that there has been no meeting of the minds on this provision of the contract and the provision could have to be renegotiated. If the matter is not satisfactorily renegotiated, the Company could be subject to another work stoppage.*

The Company's current 5 year contract with Local 350, effective January 1,
1997, provides for an aggregate 13.4% increase over the term of the agreement. The Company generally intends to seek rate recovery for future labor cost increases but to date has not yet sought rate recovery other than the first year's cost which was included in the rate effective March 1, 1997 in San Francisco. There can be no assurance that the Company will pursue, or succeed in obtaining, timely rate increases sufficient to cover all costs or sufficient to maintain profit levels at historical levels.*

Due to the Company's concentration in California, cyclical economic conditions in California will have an impact on the Company's results.* The Company is unable to determine the significance a California economic downturn would have on its operations.

Seasonality

The Company's revenues tend to be lower during winter due to decreased volume at the Company's transfer stations, waste collection, and landfill operations than during spring and summer when higher volumes of certain types of waste, such as yard clippings and construction and demolition debris are generated.* In addition, project management revenues tend to be lower during winter as a result of unfavorable weather conditions for construction activities. Unusual changes in weather patterns can also affect the operating results on a quarter to quarter basis.

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

In February 1998, the FASB issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits," which standardizes the disclosure requirements for pensions and other postretirement benefits to the extent practical, and requires additional information on changes in the benefit obligations and fair values of plan assets. The standard must be adopted by fiscal 1999. The Company is currently evaluating the disclosures required under this new standard.

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

Placer Ranch Litigation.

On April 10, 1998, Placer Ranch Partners, Inc. v. Western Placer
Management Authority, Western Placer Recovery Co. and Norcal Waste
Systems, Inc. was settled as between the plaintiffs and the Company and its subsidiary, Western Placer Recovery Company ("WPRC"), for a mutual waiver of costs. The suit was dismissed with prejudice as to the Company and WPRC.

Also see the Company's Annual Report for the year ended September 30, 1997.

Item 2. Changes in Securities

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

On March 3, 1998, the Administrative Committee of the Company's
Employee Stock Ownership Plan (the "ESOP"), acting on behalf of the ESOP as the Company's sole shareholder, reelected Michael J. Sangiacomo, John B. Molinari, H. Welton Flynn and Gale R. Kaufman, the current members of the Company's Board of Directors, by written consent. As of March 3, 1998, there were 24,134,973 shares of common stock outstanding, all of which were the subject of the written consent.

Item 5. Other Information

On March 31, 1998, the Company transfered the operation of the four landfills it had operated in San Diego County since March 1995 to the new owner. The Company believes the transfer will not have a material adverse effect on the Company's financial condition, results of operations or cash flow.*

Item 6. Exhibits and Certain Reports

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

Dated: May 14, 1998