Form 10-Q/A
period 1998-03-31
NORCAL WASTE SYSTEMS INC
filed 1998-06-05
CIK 932923

This Quarterly Report is filed by Norcal Waste Systems, Inc.
               pursuant to certain contractual requirements and not
                 pursuant to the Securities Exchange Act of 1934
                    and the rules and regulations thereunder.

                      AMENDMENT NO. 1 TO QUARTERLY REPORT

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

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date. On June 1, 1998, there were 24,134,973 shares of $.01 par value Common Stock outstanding.

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

Certain Other Cash Requirements. The Company is in discussions with the
City of San Francisco regarding plans for the construction or modification of materials recovery and other facilities for use in connection with the Company's San Francisco operations and to facilitate compliance with mandated recycling requirements. The Company and the City anticipate continued review of the nature, scope and financing of this project. The Company cannot predict the timing of a resolution of these matters and is therefore unable to project accurately the timing of initiation of any required construction. Over the term of the Senior Notes, the Company may need to invest substantial capital to acquire or construct waste processing facilities, household hazardous waste facilities, maintenance and administrative complexes, and equipment.* The Company intends to seek continued rate recovery for amounts expended on any projects and may seek to finance such capital expenditures through additional secured borrowings, including up to $30.0 million of borrowing for certain "Designated Capital Expenditures" (as defined in the Indenture).*

The Company has substantially completed a major portion of the implementation of an established third party package of integrated financial applications to replace most of its existing management information systems. The implementation is expected to be completed by February 1999. As of March 31, 1998, the Company has spent $2.8 million in external costs and expects to spend an additional $2.0 million in external costs through the completion of the project. The new applications are Year 2000 compliant. The Company has a plan to address the Year 2000 compliance issue for the remaining functions which are not currently Year 2000 compliant. Although the Company believes it will not have material Year 2000 Conversion issues, its future operations are dependent upon the ability of its vendors and suppliers to successfully address the Year 2000 Conversion issues. There can be no assurance that the computer systems of other companies upon which the Company's own computer system relies or upon which its business is dependent, will be timely converted, or that failure of another company to convert will not adversely affect the Company.

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