Form 10-Q
period 1998-06-30
NORCAL WASTE SYSTEMS INC
filed 1998-08-17
CIK 932923

This Quarterly Report is filed by Norcal Waste Systems, Inc.
               pursuant to certain contractual requirements and not
                 pursuant to the Securities Exchange Act of 1934
                    and the rules and regulations thereunder.

                               QUARTERLY REPORT

                 For the quarterly period ended June 30, 1998

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

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date. On August 10,1998, there were 24,134,973 shares of $.01 par value Common Stock outstanding.

NORCAL WASTE SYSTEMS, INC. AND SUBSIDIARIES
(a wholly owned subsidiary of the Norcal Waste Systems, Inc.
Employee Stock Ownership Plan and Trust)

CONSOLIDATED BALANCE SHEETS
(in thousands)
(unaudited)
                                                       June 30,   September 30,
                                                         1998        1997
                                                    ------------- -------------
Assets
Current assets:
  Cash                                                   $42,258       $32,330
  Marketable securities                                    5,552         5,552
  Trust accounts, current portion                            968         4,362
  Accounts receivable, less allowance for doubtful
    accounts of $2,112 at June 30, 1998 and $2,017
    at September 30, 1997                                 37,445        42,677
  Parts and supplies                                       2,362         2,436
  Prepaid expenses                                         2,333         2,568
                                                        ---------     ---------
      Total current assets                                90,918        89,925
                                                        ---------     ---------

Property and equipment:
  Land                                                    42,291        44,558
  Landfills                                               25,207        25,206
  Buildings and improvements                              47,082        47,325
  Vehicles and equipment                                 125,931       116,925
  Construction in progress                                 6,529         6,232
                                                        ---------     ---------
      Total property and equipment                       247,040       240,246
  Less accumulated depreciation and amortization         107,799        97,313
                                                        ---------     ---------
      Property and equipment, net                        139,241       142,933
                                                        ---------     ---------

Franchises, permits and other intangibles, net            73,997        76,829
Trust accounts                                            33,617        30,647
Prepaid pension costs                                      1,546         1,941
Deferred financing costs, net                              7,255         8,261
Other assets                                               7,592           633
                                                        ---------     ---------
      Total other assets                                 124,007       118,311
                                                        ---------     ---------
        Total assets                                    $354,166      $351,169
                                                        =========     =========

<F1>
See accompanying notes to consolidated financial statements.

NORCAL WASTE SYSTEMS, INC. AND SUBSIDIARIES
(a wholly owned subsidiary of the Norcal Waste Systems, Inc.
Employee Stock Ownership Plan and Trust)

CONSOLIDATED BALANCE SHEETS, Continued
(in thousands)
(unaudited)

                                                       June 30,   September 30,
                                                         1998        1997
                                                    ------------- -------------
Liabilities and Stockholder's Equity
Current liabilities:
  Current portion:
    Long-term debt                                        $308           $306
    Capital leases                                       1,128          1,040
  Accounts payable                                       9,364         15,379
  Accrued expenses                                      40,479         48,637
  Income taxes payable                                     841          1,087
  Deferred revenues                                      2,742          2,777
  Other accrued liabilities                              4,690          4,867
                                                      ---------      ---------
      Total current liabilities                         59,552         74,093
                                                      ---------      ---------
Long-term debt                                         174,055        174,047
Obligations under capital leases                         1,168          2,025
Deferred income taxes                                    8,250          9,732
Landfill closure liability                              24,717         22,823
Postretirement medical benefits                         33,582         32,844
Other liabilities                                       12,689         12,096
                                                      ---------      ---------
      Total liabilities                                314,013        327,660
                                                      ---------      ---------
Commitments and contingencies
Stockholder's equity:
  Common stock, $.01 par value; 100,000,000 shares
    authorized;
    24,134,973 shares issued and outstanding               241            241
  Additional paid-in-capital                           166,378        166,378
  Accumulated deficit                                  (99,104)      (106,389)
  Unrealized gains (losses) on marketable securities         3            (21)
                                                      ---------      ---------
                                                        67,518         60,209
Less net scheduled contribution to the ESOP            (27,365)       (36,700)
                                                      ---------      ---------
      Total stockholder's equity                        40,153         23,509
                                                      ---------      ---------
        Total liabilities and stockholder's equity    $354,166       $351,169
                                                      =========      =========

<F1>
See accompanying notes to consolidated financial statements.

NORCAL WASTE SYSTEMS, INC. AND SUBSIDIARIES
(a wholly owned subsidiary of the Norcal Waste Systems, Inc.
Employee Stock Ownership Plan and Trust)

CONSOLIDATED STATEMENTS OF INCOME
(in thousands)
(unaudited)

                                              Three Months Ended   Nine Months Ended
                                                    June 30,            June 30,
                                                1998       1997       1998       1997
                                             ---------  ---------  ---------  ---------
Revenues                                      $80,653    $79,959   $245,992   $231,027
Cost of operations:
  Operating expenses                           55,333     54,726    174,216    162,831
  Depreciation and amortization                 5,067      5,035     15,002     14,647
  ESOP compensation expense                     3,596      3,476     10,885     10,426
  General and administrative                    8,685      8,420     25,596     24,572
                                             ---------  ---------  ---------  ---------
    Total cost of operations                   72,681     71,657    225,699    212,476

Operating income                                7,972      8,302     20,293     18,551

  Interest expense                             (6,594)    (6,459)   (19,665)   (19,159)
  Interest income                                 972        705      2,658      1,526
  Gain on dispositions, net                     3,250         49      3,725        156
  Other income (expense)                           96        (47)       274      2,286
                                             ---------  ---------  ---------  ---------
    Income before income taxes                  5,696      2,550      7,285      3,360
Income tax expense                                  -          -          -          -
                                             ---------  ---------  ---------  ---------
    Net income                                 $5,696     $2,550     $7,285     $3,360
                                             =========  =========  =========  =========

<F1>
See accompanying notes to consolidated financial statements.

NORCAL WASTE SYSTEMS, INC. AND SUBSIDIARIES
(a wholly owned subsidiary of the Norcal Waste Systems, Inc.
Employee Stock Ownership Plan and Trust)

CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY
For the nine months ended June 30, 1998
(in thousands)
(unaudited)
                                                                         Unrealized
                                                                           gains         Net
                                                Additional              (losses) on   scheduled
                                 Common Stock      paid-in  Accumulated  marketable  contribution
                              Shares     Amount   capital     deficit    securities  to the ESOP   Total
Balances, September 30, 1997  $24,135     $241   $166,378   ($106,389)      ($21)     ($36,700)   $23,509
Contributions to reduce
  ESOP debt                         -        -          -           -          -         9,335      9,335
Net income                          -        -          -       7,285          -             -      7,285
Net unrealized gains on
  marketable securities             -        -          -           -         24             -         24
                              --------  -------  ---------  ----------   --------     ---------   --------
Balances,    June 30, 1998    $24,135     $241   $166,378    ($99,104)        $3      ($27,365)   $40,153
                              ========  =======  =========  ==========   ========     =========   ========

<F1>
See accompanying notes to consolidated financial statements.

NORCAL WASTE SYSTEMS, INC. AND SUBSIDIARIES
(a wholly owned subsidiary of the Norcal Waste Systems, Inc.
Employee Stock Ownership Plan and Trust)

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)
                                                               Nine Months Ended
                                                                    June 30
                                                               1998       1997
                                                            --------   --------
Cash flows from operating activities:
  Net income                                                  $7,285     $3,360

  Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation and amortization                             15,002     14,647
    ESOP compensation expense                                 10,744     10,163
    Accrued interest, amortization of discounts and
    deferred financing fees                                   (4,543)    (4,473)
    Gains on dispositions                                     (3,725)      (156)
    Other                                                        975     (2,619)
    Changes in assets and liabilities, net of
      effects of acquisitions and dispositions               (10,423)      (139)
                                                            ---------  ---------
        Net cash provided by operating activities             15,315     20,783
                                                            ---------  ---------
Cash flows from investing activities:
  Acquisition of property and equipment                      (11,738)   (11,474)
  Acquisition of businesses                                        -     (3,495)
  Proceeds from dispositions                                   7,229        361
  Proceeds from the sales of marketable securities                 -      1,350
  Other                                                          142         42
                                                           ---------  ---------
        Net cash used in investing activities                 (4,367)   (13,216)
                                                            ---------  ---------
Cash flows from financing activities:
  Principal payments on long-term debt and capitalized leases (1,020)    (1,020)
                                                            ---------  ---------
        Net cash used in financing activities                 (1,020)    (1,020)
                                                            ---------  ---------

Net increase in cash and cash equivalents                      9,928      6,547
Cash and cash equivalents, beginning balance                  32,330     14,378
                                                            ---------  ---------
Cash and cash equivalents, ending balance                    $42,258    $20,925
                                                            =========  =========
  Supplemental schedule of net cash paid for:

    Interest                                                 $24,328    $23,783
                                                            =========  =========
    Income taxes                                              $1,746          -
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

(3) Long-term Debt

         Long-term debt at June 30, 1998 and September 30, 1997 is summarized as follows:

                                    (in thousands)


                                                       June 30      September 30
                                                     ------------   ------------

Senior Notes due November 15, 2005, interest at 13.5%   $170,919       $170,679
Note payable for business acquired due in monthly
 installments through 2016, interest imputed at 8.75%      1,627          1,658
Notes payable to former shareholders, due in monthly
 installments through 2017, interest at 6% to 8.5%           748            792
Other Notes                                                1,069          1,224
                                                       ----------     ----------
         Total debt                                      174,363        174,353
         Less current portion                                308            306
                                                       ----------     ----------
Long-term debt                                          $174,055       $174,047
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

In conjunction with the private debt offering, the Company entered into a new Credit Agreement (the "Credit Agreement") with a group of lenders and BankBoston, N.A., as Agent. The Credit Agreement, as amended, provides for a revolving credit facility in an amount of up to $100.0 million (depending upon certain financial ratios), up to $25.0 million of which may be used for letters of credit. At June 30, 1998, the Company had utilized $2.1 million of its credit facility for letters of credit and had availability under the Credit Agreement (based on limitations imposed by certain financial ratios) of $75.0 million along with $22.9 million which may be utilized for additional letters of credit.

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

(5) Commitments and Contingencies

On April 24, 1997, employees represented by the Sanitary Truck Drivers and Helpers Union Local 350 International Brotherhood of Teamsters ("Local 350") initiated a strike against certain San Francisco operations of the Company. The strike was resolved on April 26, 1997 when Local 350 voted to accept a five-year contract. A provision of the new contract related to an increase in pension benefits. The Company believes that it was agreed that the increase to certain pension benefits was to be prospective. Subsequently, Local 350 asserted that it understood the increase to be retroactive. On February 10, 1998, the Company filed a petition for order compelling arbitration in U.S. District Court for the Northern District of California entitled Norcal Waste Systems, Inc., Golden Gate Disposal and Recycling, Inc. and Sunset Scavenger Company v. Sanitary Truck Drivers and Helpers Union Local 350, IBT. On April 23, 1998 the Company filed a motion for order compelling such arbitration. On May 29, 1998, the Court ruled in the Company's favor and directed the parties to proceed with arbitration. Arbitration between the Company and Local 350 could determine that there has been no meeting of the minds regarding the pension benefits provision in the contract and the provision could have to be renegotiated. If the matter is not satisfactorily renegotiated, the Company could be subject to another work stoppage.

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

The Company filed an appeal of the DIR's ruling with the Director of the DIR (the "Director") on March 4, 1998. On July 27, 1998, the Director issued a decision affirming the DIR's initial determination that the operation of the San Bernardino County landfills is a public work and is therefore subject to prevailing wage laws. However, the Director rejected the automatic adoption of general construction industry prevailing wage rates for landfill operators and referred the matter to the Labor Commissioner of the Division of Labor Standards Enforcement (the "Commissioner") for a determination as to the prevailing wage for landfill operators such as those employed by the Company in San Bernardino County. The Company believes that it will be able to satisfactorily resolve this matter either through the Commissioner's rate determination process, or if necessary, through litigation. If the Company is unsuccessful in such efforts, it could have a material adverse impact on the financial condition and results of operations of the Company.

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

The following discussion pertains to the Company's operations for the three and nine months ended June 30, 1998 and 1997 and should be read in conjunction with the unaudited consolidated financial statements and related notes thereto included elsewhere herein, and the Company's September 30, 1997 audited consolidated financial statements contained in the Company's Annual Report for the fiscal year ended September 30, 1997. On November 21, 1995, the Company issued 12.5% Series A Senior Notes in an aggregate principal amount of $175.0 million, for which it received proceeds, after original issue discount, of approximately $170.2 million (the "Offering"). The Company used the proceeds from the Offering (less certain associated expenses), together with certain cash balances, to retire approximately $199.1 million of its then outstanding indebtedness and certain of the ESOP's indebtedness to third parties. Concurrent with the Offering, the Company entered into a new bank credit agreement providing for a revolving credit facility with a maximum availability of $100.0 million, of which up to $25.0 million may be used for letters of credit. These transactions are collectively referred to as the "Refinancing Transaction."

Introduction

Norcal Waste Systems, Inc. ("Norcal") and its subsidiaries (collectively referred to herein as the "Company") provide solid waste management services throughout California, including collection, transfer, disposal, landfill management, recycling and other waste services. The Company operates 16 landfills in California, four of which it owns and 12 of which are owned by local governmental entities. The Company currently serves an estimated 450,000 customers.

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

Results of Operations

NORCAL WASTE SYSTEMS, INC. AND SUBSIDIARIES
Summary Statements of Operations
Operating Comparison
(in thousands)
                                               Relationship to Total Revenue
                                          Three Months Ended  Nine Months Ended
                                                 June 30,            June 30,
                                             1998      1997      1998       1997
                                          --------  --------  --------   --------
Revenues:
  Collection and disposal operations        78.1%     76.8%     75.0%      77.0%
  Third party landfill management services  16.9%     17.8%     20.0%      18.0%
  Recycled commodities sales                 5.0%      5.4%      5.0%       5.0%
                                          -------    ------    ------    -------
    Total revenues                         100.0%    100.0%    100.0%     100.0%

Cost of operations:
  Operating expenses                        68.6%     68.4%     70.8%      70.5%
  Depreciation and amortization              6.3%      6.3%      6.1%       6.4%
  ESOP compensation expense                  4.5%      4.4%      4.4%       4.5%
  General and administrative                10.8%     10.5%     10.4%      10.6%
                                          -------    ------    -------   -------
    Total cost of operations                90.2%     89.6%     91.7%      92.0%
                                          -------    ------    -------   -------
Operating income                             9.8%     10.4%      8.3%       8.0%

  Interest expense                         (8.2)%    (8.1)%    (8.0)%     (8.3)%
  Interest income                            1.2%      0.9%      1.1%       0.7%
  Gain on dispositions, net                  4.0%      0.1%      1.5%       0.1%
  Other income (expense)                     0.1%    (0.1)%      0.1%       1.0%
                                          -------    ------    -------   -------
    Income (loss) before income taxes        6.9%      3.2%      3.0%       1.5%

Income tax expense                           0.0%      0.0%      0.0%       0.0%
                                          -------    ------    -------   -------
    Net income                               6.9%      3.2%      3.0%       1.5%
                                          =======    ======    =======   =======

                                                   Period to Period Change
                                          Three Months Ended  Nine Months Ended
                                            June 30, 1998        June 30, 1998
                                              $         %         $          %
                                          --------  --------  --------   --------
Revenues:
  Collection and disposal operations        1,534      2.5%     6,714       3.8%
  Third party landfill management services   (617)   (4.3)%     7,576      18.3%
  Recycled commodities sales                 (223)   (5.2)%       675       5.8%
                                          -------    ------    ------    -------
    Total revenues                            694      0.9%    14,965       6.5%

Cost of operations:
  Operating expenses                          607      1.1%    11,385       7.0%
  Depreciation and amortization                32      0.6%       355       2.4%
  ESOP compensation expense                   120      3.5%       459       4.4%
  General and administrative                  265      3.1%     1,024       4.2%
                                          -------    ------   -------   -------
    Total cost of operations                1,024      1.4%    13,223       6.2%
                                          -------    ------   -------   -------
Operating income                             (330)   (4.0)%     1,742       9.4%

  Interest expense                           (135)     2.1%      (506)      2.6%
  Interest income                             267     37.9%     1,132      74.2%
  Gain (loss) on dispositions, net          3,201   6532.7%     3,569    2287.8%
  Other income (expense)                      143    304.3%    (2,012)   (88.0)%
                                          -------    ------   -------   -------
    Income before income taxes              3,146    123.4%     3,925     116.8%

Income tax expense                              -         -         -         -
                                          -------    ------   -------   -------
    Net income                              3,146    123.4%     3,925     116.8%
                                          =======   =======   =======   =======

Revenues. Revenues for the three months ended June 30, 1998 increased $0.7 million (0.9%) to $80.7 million from $80.0 million for the three months ended June 30, 1997. The increase in revenues was caused by higher waste collection and disposal revenues partially offset by lower third party landfill management services revenues and recycled commodities sales. Waste collection and disposal revenues increased $1.5 million resulting from volume increases. Third party landfill management revenues decreased $0.6 million resulting from a decrease of $1.1 million from the prior period as the Company ceased operations of the San Diego County landfills on March 31, 1998, when the new owner assumed operations, partially offset by increased project management revenues in San Bernardino County and from the start of operations of two landfills in Kern County, effective May 1, 1997 and January 1, 1998.

Operating Expenses. Operating expenses for the three months ended June 30, 1998 increased $0.6 million (1.1%) to $55.3 million from $54.7 million for the three months ended June 30, 1997. As a percentage of revenues, operating expenses increased to 68.6% for the three months ended June 30, 1998 from 68.4% for the three months ended June 30, 1997. Payroll and related costs increased $1.4 million due to an increase of $1.8 million for union wage increases (primarily a 2.0% increase in San Francisco, effective January 1, 1998), higher employee benefit costs in San Francisco as a result of the April 1997 union agreement, higher health care costs and personnel associated with the start of operations of two landfills in Kern County, effective May 1, 1997 and January
1, 1998, partially offset by a $0.4 million reduction in payroll and related costs as the Company ceased operations of the San Diego County landfills on March 31, 1998. Disposal costs increased $0.4 million due to volume increases and tipping fee increases. These increased costs were partially offset by lower landfill related costs of $0.6 million due to the substantial completion of corrective action activities at one of the Company's landfills and from lower professional services of $0.6 million.

ESOP Compensation Expense. ESOP compensation expense is primarily based on the cost of shares allocated as determined by the Company's contribution to the ESOP, along with contributions to fund distributions to retired, terminated and withdrawing participants. ESOP compensation expense for the three months ended June 30, 1998 increased $0.1 million (3.5%) to $3.6 million from $3.5 million for the three months ended June 30, 1997. The Company has accrued ESOP expense based upon anticipated contributions for loan payments and prepayments of additional principal.

General and Administrative. General and administrative expenses for the three months ended June 30, 1998 increased $0.3 million (3.1%) to $8.7 million from $8.4 million for the three months ended June 30, 1997. As a percentage of revenues, general and administrative expenses increased to 10.8% for the three months ended June 30, 1998 from 10.5% for the three months ended June 30, 1997. The increased costs were primarily due to wage increases and higher professional services.

Operating Income. Operating income for the three months ended June 30, 1998 decreased $0.3 million (4.0%) to $8.0 million from $8.3 million for the three months ended June 30, 1997. As a percentage of revenues, operating income decreased to 9.8% for the three months ended June 30, 1998 from 10.4% for the three months ended June 30, 1997. The decrease in operating income was due to higher expenses without a corresponding increase in revenues resulting from the nature and timing of the rate setting process. See "Inflation, Prevailing Economic Conditions and Certain Regulatory Issues."

Interest Income. Interest income for the three months ended June 30, 1998 increased $0.3 million (37.9%) to $1.0 million from $0.7 million for the three months ended June 30, 1997. The increase is due to additional interest earned on higher cash balances in the current period.

Gain on Dispositions. The gain on dispositions for the three months ended June 30, 1998 increased by $3.2 million to $3.3 million from $0.1 million for the three months ended June 30, 1997. The increase is due to the sale of real estate in San Francisco.

Income Tax Expense. There was no income tax expense for the three months ended June 30, 1998 or 1997. The Company experienced an effective tax rate of zero for the three months ended June 30, 1998 and 1997 as a result of realizing certain of its deferred tax assets for which a valuation allowance had been previously established.

Net Income. Net income for the three months ended June 30, 1998 increased by $3.1 million to $5.7 million from $2.6 million for the three months ended June 30, 1997. The primary causes of the increase in net income was the gain on dispositions and higher interest income partially offset by lower operating income.

Nine months ended June 30, 1998 and 1997

Revenues. Revenues for the nine months ended June 30, 1998 increased $15.0 million (6.5%) to $246.0 million from $231.0 million for the nine months ended June 30, 1997. The increase in revenues was due to higher third party landfill management services revenues, waste collection and disposal revenues and recycled commodities sales. Third party landfill management revenues increased $7.6 million due to an increase of $10.4 million as a result of landfill closure and expansion project activities in San Bernardino County partially offset by a temporary reduction of volumes to the San Bernardino County landfills during the first half of the 1998 fiscal year. Waste collection and disposal revenues increased $6.7 million from the prior period, resulting from rate increases in several service areas (primarily an 11.0% increase in San Francisco, effective March 1, 1997) and volume increases. The prior period included non-recurring revenues of $1.9 million from unusual flood clean-up and disposal activities in the Sacramento Valley of California.

Operating Expenses. Operating expenses for the nine months ended June 30, 1998 increased $11.4 million (7.0%) to $174.2 million from $162.8 million for the nine months ended June 30, 1997. As a percentage of revenues, operating expenses increased to 70.8% for the nine months ended June 30, 1998 from 70.5% for the nine months ended June 30, 1997. Project and subcontractor related costs increased $9.1 million as a result of increased landfill closure and expansion project activity in San Bernardino County. Payroll and related costs increased $3.9 million due to union wage increases (primarily a 4.7% increase and 2.0% increase in San Francisco, effective January 1, 1997 and January 1, 1998, respectively), higher employee benefit costs in San Francisco as a result of the April 1997 union agreement, higher health care costs and personnel associated with the start of operations of two landfills in Kern County, effective May 1, 1997 and January 1, 1998. Disposal costs increased $1.2 million due to volume increases, tipping fee increases and operations acquired in November 1996. Equipment maintenance costs increased $0.6 million as a result of heavy equipment repairs in Southern California. These increased costs were partially offset by lower professional services of $1.5 million, primarily reflecting lower engineering services for recycling facilities, lower landfill related costs of $0.7 million due to the substantial completion of corrective action activities at one of the Company's landfills and lower fuel costs of $0.6 million.

General and Administrative. General and administrative expenses for the nine months ended June 30, 1998 increased $1.0 million (4.2%) to $25.6 million from $24.6 million for the nine months ended June 30, 1997. As a percentage of revenues, general and administrative expenses decreased to 10.4% for the nine months ended June 30, 1998 from 10.6% for the nine months ended June 30, 1997. The increased costs were primarily due to wage increases and higher professional services.

Operating Income. Operating income increased $1.7 million (9.4%) to $20.3 million for the nine months ended June 30, 1998 from $18.6 million for the nine months ended June 30, 1997. As a percentage of revenues, operating income increased to 8.3% for the nine months ended June 30, 1998 from 8.0% for the nine months ended June 30, 1997. The primary cause of the increase in operating income for the nine months ended June 30, 1998 were higher revenues from landfill management activities that generated higher margins during the current period.

Interest Income. Interest income for the nine months ended June 30, 1998 increased $1.1 million (74.2%) to $2.7 million from $1.6 million for the nine months ended June 30, 1997. The increase is due to additional interest earned on higher cash balances in the current period.

Gain on Dispositions. The gain on dispositions for the nine months ended June 30, 1998 increased by $3.6 million to $3.7 million from $0.1 million for the nine months ended June 30, 1997. The increase is due to the sale of real estate in San Francisco and Kansas City.

Other Income (Expense). Other income for the nine months ended June 30, 1998 decreased by $2.0 million (88.0%) to $0.3 million from $2.3 million for the nine months ended June 30, 1997. For the nine months ended June 30, 1997, other income included gains of $1.3 million on the sale of marketable securities and a settlement of $1.0 million with a third party in connection with a dispute over a landfill engineering matter at one of the Company's landfills.

Income Tax Expense. There was no income tax expense for the nine months ended June 30, 1998 or 1997. The Company experienced an effective tax rate of zero for the nine months ended June 30, 1998 and 1997 as a result of realizing certain of its deferred tax assets for which a valuation allowance had been previously established.

Net Income. Net income for the nine months ended June 30, 1998 increased
$3.9 million to $7.3 million compared to $3.4 million for the nine months ended June 30, 1997. The primary causes of the increase in net income were higher gains on dispositions, interest income and operating income, partially offset by a reduction in other income.

Liquidity and Capital Resources

The Company's cash requirements consist principally of working capital requirements, interest on outstanding indebtedness, capital expenditures and deposits to trust funds to satisfy certain environmental statutes and regulations. The Company had working capital of $31.4 million compared to $15.8 million at September 30, 1997.

As part of the Refinancing Transaction the Company entered into the Credit Agreement that provides for up to $100.0 million of additional borrowings which, subject to certain limitations and covenant restrictions (including financial ratios), can be drawn by the Company to fund ongoing operations, invest in capital equipment and/or facilities and to finance acquisitions. Letters of credit under the Credit Agreement are limited to a maximum of $25.0 million. The Credit Agreement expires in November 2000. At June 30, 1998, the Company had utilized $2.1 million of the credit facility provided by the Credit Agreement for letters of credit and had availability under the Credit Agreement of approximately $75.0 million for borrowings unrelated to letters of credit, with an additional $22.9 million available for letters of credit. Certain acquisitions could increase availability for borrowings unrelated to letters of credit under the Credit Agreement (up to a maximum of $100.0 million principal amount including all outstanding letters of credit), due to the Company's ability to include certain pro forma financial information of acquired entities in calculating its financial ratios to determine availability. Changes in availability under the Credit Agreement are a function of changes in operating results, among other things. In addition, certain covenant measures become more restrictive over time, and the maximum availability will decrease by $2.5 million per quarter beginning December 31, 1998, unless certain conditions are met.

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

The Senior Notes mature in November 2005. As of June 30, 1998, interest on the Senior Notes accrued at the rate of 13.5% per annum. However, the interest rate on the Senior Notes is subject to decrease to 12.5% at such time the Company (in one or more transactions) offers to purchase (whether or not any actual purchases are made) or redeems an aggregate of $25.0 million in principal amount of Senior Notes out of the proceeds of equity sales.

Cash Flow from Operating Activities. Cash provided by operating activities was $15.3 million for the nine months ended June 30, 1998 compared to cash provided of $20.8 million for the same period last year.

Cash Flow from Investing Activities. Cash used in investing activities was $4.4 million for the nine months ended June 30, 1998 compared to cash used of $13.2 million for the same period last year. During the current period, the Company used $11.7 million on capital expenditures, primarily vehicles, containers and other equipment compared to $11.5 million for building improvements, containers and other equipment in the same period last year. During the current period, the Company received $5.1 million from the sale of real estate in San Francisco and $1.5 million from the sale of a portion of real estate in Kansas City. During the nine months ended June 30, 1997, the Company also used $3.5 million to purchase substantially all of the assets of a solid waste collection company in Butte County and acquire other assets of medical waste businesses and generated $1.4 million from the sale of marketable securities.

Cash Flow from Financing Activities. Cash used in financing activities was $1.0 million for the nine months ended June 30, 1998 compared to $1.0 million for the nine months ended June 30, 1997. Activity in both periods consisted of scheduled note and capital lease payments.

Certain Other Cash Requirements. The Company is in discussions with the
City of San Francisco regarding plans for the construction of materials recovery and other facilities for use in connection with the Company's San Francisco operations and to facilitate compliance with mandated recycling requirements. The Company and the City are continuing to negotiate the nature, scope and financing of this project. The Company cannot predict the timing of an agreement with the City and therefore is unable to accurately project the timing of initiation of construction. Over the term of the Senior Notes, the Company may need to invest substantial capital to acquire or construct waste processing facilities, household hazardous waste facilities, maintenance and administrative complexes, and equipment.* The Company intends to seek continued rate recovery for amounts expended on any projects and may seek to finance such capital expenditures through additional secured borrowings, including up to $30.0 million of borrowing for certain "Designated Capital Expenditures" (as defined in the Indenture).*

The Company sold property in San Francisco in June 1998 that generated net proceeds of $5.1 million, which are included in other assets at June 30, 1998. The Company has entered into an escrow agreement to purchase a property directly adjacent to one of its San Francisco facilities and intends to purchase other properties in order to effect a tax-free exchange.

The Company has substantially completed a major portion of the implementation of an established third party package of integrated financial applications to replace most of its existing management information systems. The implementation is expected to be completed by December 1998. As of June 30, 1998, the Company has spent $2.9 million and expects to spend an additional $1.9 million in external costs through the completion of the project. The new applications are Year 2000 compliant. The Company has a plan to address the Year 2000 compliance issue for the remaining functions which are not currently Year 2000 compliant. Although the Company believes it will not have material Year 2000 Conversion issues, its future operations are dependent upon the ability of its vendors and suppliers to successfully address the Year 2000 Conversion issues. There can be no assurance that the computer systems of other companies upon which the Company's own computer system relies or upon which its business is dependent, will be timely converted, or that failure of another company to convert will not adversely affect the Company.

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

Inflation, Prevailing Economic Conditions and Certain Regulatory Issues

Historically, the Company has experienced cost increases due to the effects of inflation on its operating expenses, particularly the cost of compensation and benefits, and the replacement of or additions to property and equipment. Fuel costs which fluctuate with inflation and other market conditions may also affect operating results. Most of the Company's operations are subject to rate setting processes which allow for the recovery of certain costs including labor and fuel. However, inflationary increases in operating costs may cause the Company to incur lower operating margins, at least until such time as new rates can be implemented. Rate adjustments, if approved, can take several months to achieve.*

In February 1997, the San Francisco Refuse Collection and Disposal Rate
Board (the "Rate Board") issued two rate orders (the "Orders") approving an 11.0% rate increase to the Company's refuse collection rates for the City of San Francisco effective March 1, 1997. The Rate Board also directed the Department of Public Works to examine solid waste rate setting methods in other jurisdictions and to propose changes in the current system for regulation of refuse collection and disposal to the San Francisco Board of Supervisors. A significant modification to the rate setting methodology or any significant change in the existing system could have a material adverse effect on the Company's financial condition and results of operations.*

On April 24, 1997, employees represented by the Sanitary Truck Drivers and Helpers Union Local 350 International Brotherhood of Teamsters ("Local 350") initiated a strike against certain San Francisco operations of the Company.
The strike was resolved on April 26, 1997 when Local 350 voted to accept a five-year contract. A provision of the new contract related to an increase in pension benefits. The Company believes that it was agreed that the increase to certain pension benefits was to be prospective. Subsequently, Local 350 asserted that it understood the increase to be retroactive. The Company has filed a petition for order compelling arbitration and a motion for order compelling arbitration in U.S. District Court for the Northern District of California against Local 350 to arbitrate this dispute under the terms of the collective bargaining agreement between the parties. On May 29, 1998, the Court ruled in the Company's favor and directed the parties to proceed with arbitration.

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

Although the ultimate outcome of such proceeding cannot be determined at this time and the results of these legal proceedings cannot be predicted with certainty, the Company, after consultation with outside labor counsel, believes it should prevail and therefore the resolution of this matter will not have a material adverse effect on the financial condition or results of operations of the Company. However, if the Company does not prevail, there could be a material adverse impact on the financial condition and results of operations of the Company. Arbitration could conclude that there has been no meeting of the minds on this provision of the contract and the provision could have to be renegotiated. If the matter is not satisfactorily renegotiated, the Company could be subject to another work stoppage.*

The Company's current 5 year contract with Local 350, effective January 1, 1997, provides for an aggregate 13.4% increase over the term of the agreement. The Company generally intends to seek rate recovery for future labor cost increases but to date has not sought rate recovery beyond the first year's cost which was included in the rate effective March 1, 1997 in San Francisco. There can be no assurance that the Company will pursue, or succeed in obtaining, timely rate increases sufficient to cover all costs or sufficient to maintain profit levels at historical levels.*

On February 3, 1998, the Company received a determination letter from the Department of Industrial Relations of the State of California ("DIR") adverse to the Company. The DIR ruled that the operation of San Bernardino County Landfills is a public work within the meaning of the labor code and therefore subject to prevailing wage laws for construction. This determination was in response to a request by the Company for a determination after the Southern California Labor/Management Operating Engineers Contract Compliance Committee filed a Complaint (Case No. 4002639/001) with the Long Beach office of the Division of Labor Standards Enforcement. The Complaint alleged that the Company is not paying prevailing wages and benefits required for a public work by the Labor Code to those persons employed by the Company to operate the landfills in San Bernardino County.

The Company filed an appeal of the DIR's ruling with the Director of the DIR (the "Director") on March 4, 1998. On July 27, 1998, the Director issued a decision affirming the DIR's initial determination that the operation of the San Bernardino County landfills is a public work and is therefore subject to prevailing wage laws. However, the Director rejected the automatic adoption of general construction industry prevailing wage rates for landfill operators and referred the matter to the Labor Commissioner of the Division of Labor Standards Enforcement (the "Commissioner") for a determination as to the prevailing wage for landfill operators such as those employed by the Company in San Bernardino County. The Company believes that it will be able to satisfactorily resolve this matter either through the Commissioner's rate determination process, or if necessary, through litigation. If the Company is unsuccessful in such efforts, it could have a material adverse impact on the financial condition and results of operations of the Company.

Due to the Company's concentration in California, cyclical economic conditions in California will have an impact on the Company's results.* The Company is unable to determine the significance a California economic downturn would have on its operations.

Seasonality and Quarterly Fluctuations

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

In February 1998, the FASB issued SFAS No. 132, "Disclosures about Pensions and Other Postretirement Benefits," which standardizes the disclosure requirements for pensions and other postretirement benefits to the extent practical, and requires additional information on changes in the benefit obligations and fair values of plan assets. The standard must be adopted by fiscal 1999. The Company is currently evaluating the disclosures required under this new standard.

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

Also see the Company's Annual Report for the year ended September 30, 1997, the Company's Quarterly Report for the Quarterly Period ended December 31, 1997 and the Company's Quarterly Report for the Quarterly Period ended March 31, 1998, as amended.

Item 2.     Changes in Securities

None.

Item 3.     Defaults Upon Senior Securities

None.

Item 4.     Submission of Matters to a Vote of Security Holders

None.

Item 5.     Other Information

None.

Item 6.     Exhibits and Certain Reports

(a)   Exhibits:

10.1 Agreement of Purchase and Sale and Joint Escrow Instructions
27.0 Financial Data Schedule

(b)   Reports on Form 8-K:

None.

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

Dated: August 13, 1998