Form 10-K
period 1998-09-30
NORCAL WASTE SYSTEMS INC
filed 1998-12-23
CIK 932923

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         THIS ANNUAL REPORT IS FILED BY

                           NORCAL WASTE SYSTEMS, INC.

              PURSUANT TO CERTAIN CONTRACTUAL REQUIREMENTS AND NOT
                PURSUANT TO THE SECURITIES EXCHANGE ACT OF 1934
                    AND THE RULES AND REGULATIONS THEREUNDER

                            ------------------------

                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1998

                        COMMISSION FILE NUMBER 33-80777

                            ------------------------

                           NORCAL WASTE SYSTEMS, INC.
              (EXACT NAME OF COMPANY AS SPECIFIED IN ITS CHARTER)

                  CALIFORNIA                                     94-2922974
         (STATE OR OTHER JURISDICTION               (I.R.S. EMPLOYER IDENTIFICATION NO.)
      OF INCORPORATION OR ORGANIZATION)

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

     Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date: On December 21, 1998, there were 24,134,973 shares of $.01 par value Common Stock outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS

FORWARD LOOKING INFORMATION

     Those statements followed by an asterisk (*) may be perceived to be forward looking statements. Any such statements should be considered in light of various risks and uncertainties that could cause results to differ materially from expectations, estimates or forecasts expressed. The various risks and uncertainties described below in "Risk Factors" and elsewhere in this Annual Report include, but are not limited to: changes in general economic conditions, inability to maintain rates sufficient to cover costs, inability to obtain timely rate increases, fluctuations in commodities prices, changes in environmental regulations or related laws, inability to settle union labor contract disputes, competition, failure to achieve Year 2000 compliance and consequences of the Company's S Corporation election. The Company does not undertake to update any forward-looking statement that may be made from time to time by or on its behalf.

HISTORY AND CERTAIN RECENT DEVELOPMENTS

     Norcal Waste Systems, Inc. ("Norcal" or the "Company"), a California corporation, is a vertically integrated waste management company. Norcal provides services to approximately 405,000 residential and 50,000 commercial and industrial customers (as of September 30, 1998) throughout the State of California through 26 operating subsidiaries. The Company's principal activities include refuse collection, recycling and other waste diversion, transfer station and hauling operations, and management of both Company-owned and third party-owned landfills.

     The Company traces its roots to the 1920s and, pursuant to a City of San Francisco Ordinance enacted in 1932 (the "Ordinance"), has provided substantially all of the residential and commercial refuse collection in San Francisco since that time. The Company currently provides waste management services to 50 cities and counties throughout California. The Company operates 15 landfills in California, four of which it owns, and operates 12 transfer stations, six of which it owns, and three materials recovery facilities ("MRFs"). Norcal is currently 100% owned by an employee stock ownership plan (the "ESOP").

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

     Concurrent with the Offering, the Company entered into a new bank credit agreement providing for a revolving credit facility with maximum availability of $100.0 million (which amount is scheduled to decrease by $2.5 million per quarter beginning December 31, 1998), of which up to $25.0 million may be utilized for letters of credit (such credit agreement, as amended, is hereafter referred to as the "Credit Agreement"). The financing provided by the Offering and the Credit Agreement together with the transactions effected through the application of the initial proceeds thereof, are collectively referred to herein as the "Refinancing." The Credit Agreement was amended in November 1996 primarily to provide additional flexibility under the financial covenants contained therein and increase the Company's ability to incur certain types of additional debt (including indebtedness incurred in connection with acquisitions). As of September 30, 1998, the Company had utilized $2.1 million for letters of credit and had availability under the Credit Agreement of approximately $75.0 million, with an additional $22.9 million available for letters of credit. Changes in availability under the Credit Agreement are a function of changes in operating results, among other things. In addition, certain covenant measures in the Credit Agreement become more restrictive over time. Applying the more restrictive covenant measures in effect beginning December 31, 1998 to the Company's estimated results of operations for the twelve month period ending December 31, 1998 would result in a decrease in availability under the Credit Agreement of approximately $21.3 million.* The Company's performance relative to the covenant measures is calculated on a quarterly basis.

     In September 1996, the Company exchanged all of the outstanding Series A Senior Notes for an identical principal amount of 12 1/2% Series B Senior Notes (the "Senior Notes") registered under the Securities Act of 1933.

     The Company currently operates eight landfills, six transfer stations and six community collection centers in San Bernardino County. Since November 1, 1995, with the concurrence of San Bernardino County's Waste System Division, the Company has closed nine of the County's landfills, thereby concentrating the allocation of the County's waste stream among the eight remaining landfills.

     The Company employs approximately 1,300 employees under union contracts. The Company completed the acquisition of the assets of a company in Butte County in November 1996. In addition, the Company completed the acquisition of the assets of two small medical waste companies during 1997. Since September 30, 1998, the Company completed the acquisition of a waste collection company and the acquisitions of the assets of two other waste collection companies in the Los Angeles metropolitan area.

COLLECTION OPERATIONS

     The Company provides refuse collection services to residential, commercial and industrial customers in California. Residential customers accounted for approximately 43% of the Company's refuse collection revenues in fiscal year 1998, and commercial and industrial customers accounted for the remaining 57%.

     Services to residential customers are typically provided pursuant to municipal contracts or franchises that obligate the Company to collect from all residences in a specified area. At inception, these contracts typically extend for 5 to 20 years. As of September 30, 1998, the Company had 37 franchise agreements with municipalities and served many additional customers through operating contracts.

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

     San Francisco Operations. Since 1932, the Company has provided solid waste collection and recycling in San Francisco pursuant to the Ordinance, which provides that, with limited exceptions, only a collector that has been granted a permit for a specified route may collect or transport solid waste on that route. The Company's principal operating subsidiaries have held the only permits for substantially all the routes subject to the Ordinance since 1932, which routes serve virtually all of San Francisco. San Francisco operations represent the single largest portion of the Company's business, accounting for approximately 172,000 of its customers and approximately 39% of its total revenues for fiscal year 1998. The Ordinance permits refuse with "commercial value" (as defined in the Ordinance and interpreted by the courts) to be collected without a permit. In addition, debris boxes at construction sites do not require a permit under the Ordinance. The Company competes for the placement of boxes at construction sites and the collection of refuse with commercial value. Collection of refuse from state agencies is also subject to competition.

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

     The Company currently deposits solid waste collected in San Francisco at an independently owned landfill at favorable rates. These rates are set by an agreement between San Francisco, the Company and the third party owner of the landfill, and are subject to annual increases for inflation and regulatory costs. This agreement is one of several agreements to which the Company is a party (the "Waste Disposal Agreements") relating to certain operations in San Francisco that clarify the relationships among the City and County of San Francisco, the Company and the third-party owner of the landfill at which all non-hazardous solid waste collected in San Francisco is deposited. The Waste Disposal Agreements continue until the earlier of the year 2053 or the deposit of 15 million tons of waste in the landfill. Although estimates are uncertain, the Company believes, based on historical disposal volumes, the Waste Disposal Agreements are expected to remain in force until at least 2011.*

     Franchise and Other Agreements. Outside of San Francisco, the Company provides most collection services pursuant to franchise and other agreements with local governmental entities that obligate the Company to collect from all residences and, often, commercial establishments within a specified area. Such agreements typically grant near-exclusivity, although some expressly allow limited activities by others, such as residential self-hauling and recycling by charitable or non-profit organizations. Certain agreements allow competition for specified categories of commercial waste such as construction debris. A local governmental entity may enter into multiple franchise or other agreements with different collection companies, each covering a distinct territory within its jurisdiction. The Company has multiple agreements with certain governmental entities, in some cases representing the entity's entire jurisdiction and in other cases representing only part of that entity's jurisdiction. The Company's collection agreements typically contain general indemnifications by the applicable operating subsidiary of the Company, as well as, in some cases, indemnification obligations with respect to costs and damages arising from hazardous waste.

     At inception, the Company's franchise and other agreements relating to its collection operations typically have terms of between five and 20 years. Although the Company's franchise and other agreements generally provide for termination under specified circumstances, such as failure to provide adequate and continuous service, failure to comply with applicable laws, or insolvency or bankruptcy, the Company has never had an agreement terminated for such causes. For fiscal year 1998, approximately 83% of the Company's collection revenues, excluding San Francisco operations, were generated under franchise and other agreements with remaining terms of five years or more. In the past ten years, the Company has been successful in renewing or extending substantially all of its franchise and other agreements. In light of increasing competitive pressure in the waste industry, and the risks of competitive bidding, there can be no assurance that the Company will be able to renew existing franchise and other agreements, or that such franchise and other agreements will yield levels of profit consistent with past levels.* See "Risk Factors."

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

     Rates. Refuse collection customers pay a single rate that is designed to cover not only collection services, but all the services the Company performs as to the materials it collects, including transfer, landfill disposal and recycling. In most jurisdictions, rate boards, city councils or other local governmental agencies are authorized to set the rates the Company may charge at a level that allows the Company to recover projected specified costs and realize a profit margin. Such specified costs generally include all direct operating costs, such as direct collection costs (such as personnel and equipment); any applicable recycling costs; operating costs or tipping fees for transfer stations, landfills and other facilities; interest charged on leases; depreciation; trust fund obligations associated with closure and maintenance of landfills; and other costs. In San Francisco, the Ordinance prescribes an involved rate-setting procedure under which a rate board determines rates for residential customers.

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

     Transfer Stations. The Company currently operates 12 transfer stations, six of which it owns. Transfer station ownership allows the Company to exercise greater control over the waste stream from its collection operations and promotes greater efficiency in its recycling and waste transportation activities. As of September 30, 1998, over 80% of the waste delivered to the Company-owned facilities came from the Company's collection operations. As a result of the Waste Disposal Agreements, substantially all of the refuse collected in San Francisco (other than waste diverted for recycling) is deposited in the San Francisco transfer station owned by the Company. Certain generators of waste (including state agencies) and certain types of waste (including construction and demolition debris) are not subject to the Waste Disposal Agreements and as a result waste collected from such generators and such excluded types of waste may be taken to other transfer stations.

LANDFILLS

     The Company operates 15 landfills in California, four of which it owns and 11 of which are owned by local governmental entities. Each of these landfills generally accepts only non-hazardous waste, with the exception of certain wastes that may be hazardous due to asbestos content.

     Owners or operators of landfills face substantial liabilities, including environmental impairment liabilities, closure and post-closure maintenance obligations and corrective action obligations. With respect to all but one of the third party landfills currently managed by the Company, the Company is a contractor and is not the operator under the applicable permits. In those circumstances, the Company is not responsible for closure and post-closure maintenance obligation payments. In addition, in San Bernardino County, the County has agreed to indemnify the Company for certain other liabilities. See "Risk Factors -- Environmental Regulation and Potential Litigation," and "Risk Factors -- Possible Liability for Environmental Remediation and Damages."

     Owned Landfills. The following table sets forth certain information about the four active landfills owned by the Company:

                                                                         APPROXIMATE
                                                    YEAR LANDFILL     PERMITTED LANDFILL
        LANDFILL                 LOCATION          BEGAN OPERATIONS       ACREAGE(A)
        --------                 --------          ----------------   ------------------
B&J                       Vacaville, CA                  1964                260
Cummings Road             Eureka, CA                     1969                 30
Ostrom Road               Yuba County, CA                1995                220
Pacheco Pass(b)           Santa Clara County, CA         1963                 60

---------------
(a) Includes all permitted landfill acres. Total landfill area is approximately 2,400 acres, including contiguous areas. Not all contiguous areas are permittable.

(b) Permitted acreage includes approximately 35 acres that can only be used for the disposal of concrete, asphalt and similar inert demolition waste due to the existence of geologic conditions unsatisfactory for landfill siting.

     The Company owns landfills with capacity to service markets the Company currently serves with collection operations in Northern California. At such time as a Company-owned landfill no longer has remaining capacity, the Company intends to either redirect waste being deposited at such landfill to another Company-owned landfill with substantial remaining capacity or to a third party-owned landfill. The Company's B & J and Ostrom Road landfills have Class II permits, which allow these landfills to accept non-hazardous waste that is capable of degrading water quality if not properly handled, in addition to municipal solid waste.

     Of the waste deposited at Company-owned landfills for fiscal year 1998 approximately 72% was received from the Company's collection, waste diversion and transfer station operations and 28% was received from independent third party collectors, hauling companies and self-haulers.

     Operated Landfills. The Company currently manages 11 third party-owned landfills, 10 under contracts with the permitted operators and one under lease from the landfill owner. These landfills are permitted for approximately 17,000 tons-per-day total capacity. Landfill operating agreements with third party owners generally provide for payment to the Company of a fee based on tonnage received.

     The Company has a contract with San Bernardino County, pursuant to which the Company operates all active landfills in San Bernardino County and is primarily responsible for implementing the County's strategic plan which addresses the County's long-term waste disposal needs. The Company's other responsibilities include closure and monitoring of non-active landfills, landfill closures, and identification, permitting and construction of landfill expansions. Since November 1, 1995, with the concurrence of the County's Waste System Division, the Company has closed nine of the County's landfills, thereby concentrating the allocation of the County's waste stream among the eight remaining landfills. The Company currently operates eight landfills, six transfer stations and six community collection centers in San Bernardino County.

     Approximately 19% of the Company's revenues for fiscal year 1998 were derived from services performed for San Bernardino County. The Company's revenues from San Bernardino County are derived from two categories of services. The core service is the performance of ongoing landfill operations activities and transfer station operations. Over the term of the contract the amount of revenues from this core service will vary primarily as a result of changes in volume of waste and changes in the Company's per ton compensation rate. The other component of revenues represents activities associated with the planning and implementation of the strategic plan to regionalize landfill operations in San Bernardino County. This includes planning, engineering and construction management for landfill expansions, transfer station construction and landfill closures. It is anticipated that the majority of these activities will be completed over the next 5 years, during which time San Bernardino County plans to spend approximately $140 million.* While revenues generated from these activities are significant, the Company generally earns lower margins than on its collection and disposal operations due to the fact that there is little capital investment required to generate the additional revenues and revenues are provided on a cost plus profit margin basis per the agreement. In addition, this business involves substantial subcontractor, consulting and other related expenses paid to third parties. The Company's agreement with San Bernardino County terminates on June 30, 2001. The Company, at its option, may extend the agreement for an additional fifteen year period. At the conclusion of this initial extension period, the Company, at its option, may extend the agreement for up to an additional fifteen years, so long as the projected waste stream to the landfills meets certain levels. However, each party may terminate the contract for default, failure to reach an agreement regarding the reconfiguration of the landfills and other facilities following a reduction in tonnage, or the bankruptcy or insolvency of the other party. In addition, beginning July 1, 1999, San Bernardino County may terminate the contract so long as it municipalizes such operations or uses a competitive procedure to select a contractor, and either party may terminate the contract for failure to reach an agreement regarding the redetermination of the Company's per ton compensation rate (which rate must be redetermined every three or four years, at the option of San Bernardino County).

     On March 1, 1995, the Company began managing activities of five county-owned landfills in San Diego County. On October 31, 1997, the County of San Diego sold its waste system (including the four landfills operated by the Company at that time) to a third party. On March 31, 1998, the Company ceased operations of the landfills when the new owner assumed operations.

     The Company operates two landfills in Kern County, California under contracts expiring in April 2002 and December 2002, respectively, and one landfill in Placer County, California under a contract expiring in August 2001.

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

     For each landfill it owns, the Company is required to demonstrate financial assurance for closure and post-closure maintenance costs. The Company makes periodic deposits to trust funds intended to provide adequate funding at the time of landfill closure, consistent with the Company's current estimates for all closure costs and, under current California law, at least 30 years of post-closure maintenance costs. In addition, with respect to one closed landfill, the Company has posted a performance bond to fund post-closure obligations up to $3.9 million. The Company estimates, that as of September 30, 1998, the aggregate current cost of its closure and 30-year post-closure requirements is approximately $53.4 million.* The foregoing estimate of closure and post-closure liabilities is based on currently available information and current environmental and regulatory requirements and may change if applicable regulations or the assumptions relied on or facts and circumstances relating to the Company's landfills change.

     California regulations also require the Company to provide financial assurance contingency funds for the initiation and completion of corrective action for certain possible releases of contaminants that may occur from its landfills into the groundwater, surface water or unsaturated zone, whether such releases occur before or after closure of the landfill. The Company makes periodic deposits to trust funds intended to provide such contingency funds. The Company estimates, that as of September 30, 1998, the aggregate current cost of such remaining corrective action requirements is approximately $12.3 million and remaining funding requirements total approximately $5.2 million.* The foregoing estimates are based on current available information and current environmental and regulatory requirements and may change if applicable regulations or the assumptions relied on or facts and circumstances relating to the Company's landfills change.

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

     In addition, the Company operates permanent household hazardous waste collection facilities in four communities and periodically collects household hazardous waste in other communities as part of special programs designed to help reduce deposits of hazardous waste in the solid waste stream. The Company also provides limited hauling and disposal services for asbestos and may also handle hazardous waste from its load checking and/or ancillary to its medical waste activities at its facilities. The Company currently has no other plans to collect or dispose of hazardous or toxic materials.

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

     To operate landfills, transfer stations and other waste processing facilities, the Company must possess and maintain various governmental approvals, operating permits and licenses, and in certain instances, must secure various land use approvals. Obtaining approvals and permits to acquire, develop or expand solid waste management facilities is difficult, time-consuming and expensive and is sometimes vigorously opposed by local citizen groups or other private parties. Once obtained, operating permits are subject under certain circumstances to modification or revocation by the issuing agency and may be altered by changing laws and regulations.

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

     During the ordinary course of its operations, the Company may from time to time receive citations, notices and comments from regulatory authorities that such operations are not in compliance with applicable environmental regulations. Upon receipt of such citations, notices or comments, the Company works with the authorities in an attempt to address the issues identified by such authorities. In some instances, where the Company operates a landfill or transfer station pursuant to an agreement with a county or other governmental body, responsibility for the matters referenced in such citations, notices or comments lies with such governmental body. Failure to correct the problems to the satisfaction of the authorities could lead to fines or a curtailment or cessation of the landfill or transfer station's operations.

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

     The Federal Water Pollution Control Act (the "Clean Water Act"). The Clean Water Act regulates the discharge of pollutants from a variety of sources, including solid waste disposal sites, into surface waters of the United States. The discharge of runoff or leachate from the Company's landfills into waters of the United States would require the Company to apply for and obtain a discharge permit, conduct sampling and monitoring and, under certain circumstances, reduce the quantity of pollutants in the discharge. Also, under new federal storm water regulations, many landfills, transfer stations and other Company operations are now required to obtain storm water discharge permits and to develop a storm water pollution prevention and monitoring program.

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

     The California Integrated Waste Management Act also requires each local government to divert 25% of its waste from landfill disposal through source reduction, recycling and composting. This required level will increase to 50% by the beginning of calendar year 2000. Attempted compliance with these diversion goals by local governments could substantially reduce the tonnage of waste deposited in the Company's landfills.

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

     The Porter-Cologne Water Quality Control Act ("Porter-Cologne Act"). The Porter-Cologne Act regulates the discharge of waste that may affect waters of California, whether surface or subsurface, and whether by point or non-point sources of discharge. This would include the discharge of waste into a landfill. Each discharger must file a report of waste discharge with the regional water quality control board (the "regional board") having jurisdiction over the location of the proposed discharge, and the regional board issues a permit, known as "waste discharge requirements," that limits the quantity and manner of the discharge to meet water quality standards and to ensure the protection of beneficial use of the receiving waters. Pursuant to the Porter-Cologne Act, in 1984, California adopted regulations imposing design, siting, and operational standards for waste disposal sites to minimize the extent to which landfill runoff and leachate may pose a threat to surface or groundwater quality. These standards also apply to new or expanded waste disposal facilities.

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

     Underground Storage Tank Regulation. USTs in California are regulated by federal law under RCRA, by a California law that closely parallels the requirements of the federal law and by local regulation. These regulations contain extensive requirements relating to monitoring, leak detection and prevention, permitting, reporting, and other matters, including the required removal or closure of tanks that are no longer in use. In connection with its business operations, the Company maintains numerous USTs, all of which are used for the storage of petroleum products, a hazardous substance.

     The Company has 10 USTs that it is required to cease using by December 22, 1998 in accordance with state mandated regulations covering all single walled USTs. The Company will be in compliance with these regulations and plans to remove these 10 USTs during the 1999 fiscal year (including the remediation of any associated contaminated soil). Removing USTs can be costly because of the possibility of discovering contaminated soil and groundwater, and the need to remove or remediate such contamination. Based upon its experience in its UST removal program, the Company expects that removal of its 10 USTs will cost approximately $0.4 million, exclusive of any material remediation that is subsequently determined to be necessary.* With the exception of two sites, at which the Company anticipates that up to an additional $0.5 million may be required to remediate contamination, the Company is not aware of any USTs that will require significant soil or groundwater remediation.* However, in most instances the Company has not conducted soil or groundwater testing sufficient to assess fully the extent and cost of required remediation. These costs will not be known until such tests are completed or the USTs are removed.

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

COMPETITION

     The solid waste services industry is highly competitive and requires substantial capital, technical expertise and human resources. The industry is comprised of four large publicly-traded national waste service companies (Waste Management, Inc., Browning-Ferris Industries, Inc., Allied Waste Industries, Inc. and Republic Services, Inc.) and several smaller, publicly-traded regional companies, as well as numerous regional and local companies of varying sizes and competitive resources. Many of the Company's competitors have significantly greater financial and operating resources and a lower cost of capital than the Company and can take advantage of less capital intensive environmental regulatory financial assurance obligations than those with which the Company is required to comply. Additionally, in smaller markets, the Company may be at a competitive disadvantage with respect to regional and local companies which may have significantly lower operating costs. In its landfill activities, the Company also competes with cities and counties that conduct their own waste disposal services. These municipalities may have the advantages of access to tax revenues and tax exempt financings as well as the ability to direct the collection and disposal of waste in their respective jurisdictions.

     Most of the Company's collection operations are conducted pursuant to franchise agreements, permits and licenses that make the Company the exclusive provider of most waste services in a specific geographic area. However, each of these arrangements has a specific duration except in San Francisco, and the Company may become subject to competition if these arrangements are not extended prior to maturity. The Company competes for collection services primarily on the basis of service and price. Transfer station activities are often tied to collection operations, so the same competitive considerations apply. Competition among landfills is based upon price, service and the proximity of the landfill to the waste generator. Competition for operation of landfills under contract is based on price and service. The Company believes that, from time to time, competitors offer substantially lower prices for their services in an effort to maintain or expand market share or win a competitively bid municipal contract.

     The industry is continuing to undergo significant consolidation, characterized by the acquisition of smaller regional and local operations by larger entities, mergers, the privatization of operations that local governments no longer wish to conduct and the reduced presence of smaller regional and local operations caused by the ability of larger entities to bid for franchises and contracts at prices such smaller operations cannot match. Because of the difficulty in obtaining approvals to operate in communities that already have established service providers, competition for the acquisition of other companies and price-related competition upon the renewal of existing contracts and franchises are increasingly intense. In addition, the Company believes that a number of its competitors have full-time personnel primarily dedicated to locating, evaluating and securing business expansion opportunities and acquisitions -- including environmental and regulatory experts, engineers, attorneys, lobbyists, financial and accounting personnel and finders. The Company may be at a competitive disadvantage if it is unable to identify, adequately evaluate or respond to acquisition opportunities or incurs higher costs than are borne by its competitors to do so. Accordingly, it may become uneconomical for the Company to make further acquisitions or the Company may be unable to locate suitable acquisition candidates, particularly in markets the Company does not already serve. See "Risk Factors -- Acquisition-Related Risks."

                                  RISK FACTORS

     The following is a discussion of certain risks and uncertainties that could cause results to differ materially from predictions, estimates and expectations expressed by the Company in this Annual Report.

  Geographic Concentration of Business

     The Company is dependent on a number of franchise contracts and operating permits for a significant portion of its revenues and operating income. Approximately 39% of the Company's revenues and substantially more of its operating income in fiscal year 1998 were derived from services performed in the City and County of San Francisco. In San Francisco, the Ordinance provides that, with certain limited exceptions, only a collector that has been granted a permit for a specified route may collect or transport solid waste on that route in the City and County of San Francisco. Although the Company holds permits for substantially all routes covered by the Ordinance, a permit may be revoked or additional permits granted to third parties if, among other things, the Company were to provide inadequate service, such as a failure to collect refuse properly or overcharging. The granting of additional permits due to inadequate service is required if 20% or more of the customers on a route sign a petition stating that the Company's service has been inadequate and the Director of the Department of Public Health finds such statement to be correct. Further, the Ordinance could be repealed or amended by the vote of the electorate in a way that is unfavorable to the Company. A change in the Ordinance and the possible loss by the Company of one or more of its permits could have a material adverse effect on the Company's business, financial condition and results of operations. However, the Company believes that California law would not allow it to be completely displaced by another exclusive waste collection provider for five years if the Ordinance were repealed, unless the permits were terminated pursuant to the existing provisions of the Ordinance. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

     Approximately 19% of the Company's revenues in fiscal year 1998 were derived from services performed for the County of San Bernardino. The Company's agreement with San Bernardino County terminates on June 30, 2001. The Company, at its option, may extend the agreement for up to an additional thirty years in two 15 year increments. However, each party may terminate the contract for default, failure to reach an agreement regarding the reconfiguration of the landfills and other facilities following a reduction in tonnage, or the bankruptcy or insolvency of the other party. In addition, beginning July 1, 1999, San Bernardino County may terminate the contract so long as it municipalizes such operations or uses a competitive procedure to select a contractor, and either party may terminate the contract for failure to reach an agreement regarding the redetermination of the Company's per ton compensation rate (which rate must be redetermined every three or four years, at the option of San Bernardino County).

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

     A subsidiary of the Company has indemnification obligations to the City and County of San Francisco and the owner of the landfill at which such subsidiary deposits a substantial amount of waste with respect to damages, removal and remedial costs associated with the deposit of hazardous and certain other types of waste. Neither the Company nor the subsidiary maintains insurance with respect to these indemnification obligations, although certain costs resulting from such obligations may be reimbursed through a reserve fund maintained by the City and County of San Francisco or through rate increases. There can be no assurance that the reserve fund or rate increases will be adequate to satisfy such indemnification obligations. The Company's collection agreements typically contain general indemnifications by the applicable operating subsidiary of the Company, as well as, in some cases, indemnification obligations with respect to costs and damages arising from hazardous waste.

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

     The Company carries a broad range of insurance coverage that it considers adequate to protect its assets and operations from "risk of loss." The Company's commercial general liability, general business automobile liability, and umbrella and excess liability policies provide an aggregate of $50.0 million coverage for any single occurrence, subject to a variety of exclusions and a self-insurance requirement of $500,000. Substantially all of the Company's present workers' compensation liabilities are self-insured and some of its pre-existing workers' compensation liabilities are self-insured; however, this liability is capped at a maximum of $500,000 per claim with workers' compensation insurance covering liabilities in excess of this amount. In addition, certain employee and retiree healthcare liabilities are self-insured. Norcal also provides director and officer and ERISA fiduciary insurance.

     The Company is required to post performance bonds in connection with certain contracts on which it bids. In addition, the Company is usually required to post a performance bond or a bank letter of credit at the time of execution of a municipal collection contract. Some of these performance bonds are secured by letters of credit posted by the Company. At September 30, 1998, the Company had performance bonds outstanding in the aggregate amount of $24.9 million, and had provided its surety companies with letters of credit of approximately $1.1 million to secure the Company's obligations to indemnify the surety companies. If the Company were to be unable to obtain surety bonds or letters of credit in sufficient amounts or at reasonable rates, it might be precluded from bidding on certain contracts, entering into additional municipal collection contracts or obtaining or retaining landfill operating permits. See "Risk
Factors -- Competitive Industry."

     As of September 30, 1998, the Company had a $1.0 million letter of credit outstanding, which related to workers' compensation deferred premiums.

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

  Union Matters

     As of September 30, 1998, about 68% of the Company's approximately 1,900 employees were represented by unions. While the Company believes that it generally has had good relations with its union employees, the Company was the subject of a work stoppage during 1997. On April 24, 1997, employees represented by the Sanitary Truck Drivers and Helpers Union Local 350 International Brotherhood of Teamsters ("Local 350") initiated a strike against certain San Francisco operations of the Company. The strike was resolved on April 26, 1997 when Local 350 voted to accept a five-year contract. While this strike was resolved quickly, there can be no assurances that the Company will not be subject to future work stoppages or that such stoppages will not continue for extended periods. In the event that the Company is subjected to an extended strike or other work stoppage, there could be a material adverse effect on the Company's business, financial condition and results of operations.

     In connection with the resolution of the San Francisco strike, a provision of the new contract effects an increase in pension benefits. The Company believes that it was agreed that the increase to certain pension benefits was to be prospective. Subsequently, Local 350 asserted that it understood the increase to be retroactive. The Company has served upon Local 350 a demand to arbitrate this dispute under the terms of the collective bargaining agreement between the parties. Arbitration is scheduled to begin on May 12, 1999. If the position taken by Local 350 were to prevail in an arbitration or otherwise, it could have a material adverse effect on the Company's financial condition and results of operations. Under generally accepted accounting principles ("GAAP") any deficiency between the liability for pension benefits (defined as the Accumulated Benefit Obligation ("ABO")) and the market value of plan assets can result in a charge to the minimum pension liability in the equity section of the Company's balance sheet. If Local 350 were to prevail in the arbitration discussed above, the Company estimates that the ABO as of September 30, 1998 would increase by an additional $9.1 million, which would generally result in an increase to the pension intangible asset with a corresponding offset to the accrued pension liability. In addition, if Local 350 were to prevail, the Company's estimated incremental increase in its annual employee benefits expense would be approximately $2.4 million for pension and medical costs.* The above estimates are based on a discount rate of 6.75%. The discount rate applied under GAAP fluctuates with market conditions. A change in the discount rate can result in significant adjustments to the ABO.

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

  Competitive Industry

     The solid waste industry is highly competitive. Operations require substantial technical, managerial and financial resources. The Company competes with large publicly-traded national solid waste companies, including Waste Management, Inc., Browning-Ferris Industries, Inc., Allied Waste Industries, Inc. and

Republic Services, Inc. and their affiliates, several smaller publicly-traded regional companies and other regional and local companies, some of which have significantly greater financial and other resources, lower cost of capital and more established market positions than the Company. Additionally, in smaller markets, the Company may be at a competitive disadvantage with respect to regional and local companies, which may have significantly lower operating costs. The Company's competitors also may not be subject to restrictions on their ability to incur new indebtedness, obtain necessary performance bonds or letters of credit, or make capital expenditures, strategic acquisitions or engage in certain expansions of their businesses such as those imposed on the Company by the Credit Agreement and the indenture relating to the Senior Notes (the "Indenture"). As a result, competitors of the Company may be better able to compete more aggressively for new permits and franchises (including those held by the Company), pay higher prices for acquisition candidates, withstand economic downturns and volatility in prices for recyclable commodities and bear the costs of new regulations.

  Acquisition-Related Risks

     The Company intends to grow, in part, through the acquisition of additional franchises, contracts, permits and other businesses. Such growth, if any, may place significant strain on the Company's management, working capital and financial control systems. As a result, the Company's future operating results will depend, in part, on its ability to make acquisitions at appropriate purchase prices and integrate successfully such acquisitions, including its ability to recruit, if necessary, qualified management and other personnel to supervise such operations and improve financial controls. There can be no assurance that the Company will be able to locate suitable acquisition candidates, make and manage any such acquisitions successfully or that such acquisitions will not materially and adversely affect the Company's financial condition or results of operations. To fund significant expansion, the Company may require financing for amounts which exceed the amount of its internally generated cash and borrowing capacity under existing credit facilities. There can be no assurance that such financing will be available. Moreover, the Company's lack of a publicly traded equity security and its alternative cost of financing, which may be higher than that of its competitors, could limit the amount the Company could prudently pay for acquisition candidates. Also, the Credit Agreement and the Indenture restrict the Company's ability to make acquisitions.

  Substantial Leverage

     As of September 30, 1998, the Company had outstanding long-term debt of $176.4 million and stockholder's equity of $44.0 million. This level of indebtedness and the debt service obligations arising therefrom may have one or more of the following effects on the Company: (i) the Company's ability to obtain additional financing in the future may be limited; (ii) a significant portion of the Company's cash provided from operations is and will be dedicated to servicing the Company's indebtedness, thereby reducing the funds available to the Company for operations and capital expenditures; and (iii) the Company may be more vulnerable to economic downturns or other adverse developments than less leveraged competitors and thus may be limited in its ability to withstand competitive pressures. Furthermore, the Credit Agreement provides for total maximum borrowing availability of $100.0 million (subject to certain limitations imposed by certain financial ratios), $25.0 million of which may be utilized for letters of credit, all of which indebtedness is scheduled to become due prior to the time any principal payments may be made on the Senior Notes (except for certain optional redemptions). The maximum borrowing availability under the Credit Agreement is scheduled to decrease by $2.5 million per quarter beginning December 31, 1998. As of September 30, 1998, the Company had availability under the Credit Agreement of approximately $75.0 million, with an additional $22.9 million available for letters of credit. Changes in availability under the Credit Agreement are a function of changes in operating results, among other things. In addition, certain covenant measures in the Credit Agreement become more restrictive over time. Applying the more restrictive covenant measures in effect beginning December 31, 1998 to the Company's estimated results of operations for the twelve month period ending December 31, 1998 would result in a decrease in availability under the Credit Agreement of approximately $21.3 million.* The Company's performance relative to the covenant measures is calculated on a quarterly basis. The Company is also subject to certain limitations on incurring additional indebtedness in the Indenture.

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

  Seasonality

     The Company's revenues tend to be higher during the spring and summer months (third and fourth fiscal quarters) due to higher volumes of certain types of waste, such as construction and demolition debris. Such increased volumes result in higher revenues and earnings from the Company's transfer stations, waste collection, and landfill operations during such months. In addition, project management revenues are highest in the fourth quarter as a result of the favorable construction conditions. Unusual changes in weather patterns can also affect the operating results on a quarter to quarter basis.

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

  Year 2000 Compliance

     Many computer systems and software applications may experience problems handling dates beyond the year 1999. Computer systems and other equipment with embedded chips or processors have historically used two digits, rather than four, to define a specific year. These systems would be unable to determine whether the digits "00" referred to the year 1900 or 2000. This could result in system failures or miscalculations as a result of systems being unable to process accurately certain data before, during or after the year 2000. This could potentially cause disruptions to the Company's various activities and operations.

     Projects. The Company has established a corporate level Year 2000 project team to coordinate the efforts in the Company's operating units and corporate departments to address the Year 2000 issue in three major areas: information technology, supply chain and embedded systems. Information technology is the computer hardware, systems and software used throughout the company's facilities. Supply chain includes the third parties with which the Company conducts business. Embedded systems can exist in the automated equipment and associated software, which are used in the Company's operations. Progress reports on the Year 2000 project are presented regularly to the Company's senior management and periodically to the Board of Directors.

     The Company is addressing Year 2000 compliance in three overlapping stages:
(i) the identification and assessment of all critical equipment, software systems and business relationships requiring modification or replacement prior to 2000; (ii) the renovation and testing of modifications to all significant systems; and, (iii) the development of contingency and business continuation plans to mitigate the extent of any disruption to the Company's operations arising from the Year 2000 problem.

     The Company has implemented a new third-party package of integrated financial applications which the vendor has represented is Year 2000 compliant. As a result, the Company believes that its general ledger, accounts payable, fixed assets, inventory management, human resources, payroll, contract management, job costing, purchasing and equipment management systems are Year 2000 compliant. The Company is in the process of renovating its remaining legacy systems which include customer billing and customer service support systems. Based on progress to date, the Company expects to complete the necessary code renovation by December 31, 1998. Thereafter, the Company will begin its validation stage by testing, verifying and validating the performance, functionality, and integration of these systems. The Company anticipates that this testing of legacy related systems will be completed by June 30, 1999.

     The Company is also investigating the Year 2000 compliance efforts of suppliers, contractors, and other third parties with whom the Company does business and has material relationships to attempt to mitigate any adverse impact on the Company's operations from significant compliance problems that may be experienced by such parties or as a result of embedded systems. The Company plans to monitor this through periodic meetings with and questionnaires to suppliers, customers and other third parties.

     The Company is developing contingency plans, which are expected to be completed by the end of September 1999, to identify potential problems and mitigate the impact on its operations of potential failures of mission-critical systems arising from the Year 2000 issue. These plans will be designed to protect the company's assets, continue safe operations, and enable the resumption of any interrupted operations in a timely and efficient manner. Contingency planning for Year 2000 issues is complicated by the possibility of multiple and simultaneous incidents, which could significantly impede efforts to respond to emergencies and resume normal business functions. Such incidents may be outside of the Company's control, for example, if third parties with whom the Company does business and has material relationships do not successfully address their own material Year 2000 problems.

     Costs. To date, the Company has spent an immaterial amount in effecting Year 2000 compliance. The Company anticipates that its remaining costs in effecting such compliance will not exceed $500,000, the majority of which costs are attributable to the internal costs of employee and management time.

     Risks. Factors, many of which are outside the control of the Company, that could affect the Company's ability to be Year 2000 compliant by the end of 1999 include: the failure of suppliers, contractors, customers, governmental entities and others to achieve compliance; the continued availability of the internal and external resources necessary for the Company to complete Year 2000 compliance; and the inability or failure to identify all critical Year 2000 issues or to develop appropriate contingency plans for all Year 2000 issues that ultimately may arise.

     The foregoing disclosure is based on the Company's current expectation, estimates and projections, which could ultimately prove to be inaccurate. Because of uncertainties, the actual effects of the Year 2000 issues to the Company may be different from the Company's current assessment. While the Company believes that its Year 2000 project will adequately address its internal issues, the failure of the Company's suppliers, customers and other third parties to adequately address the issue could result in disruption to the Company's operations and have a material adverse impact on its results of operations, cash flow and financial condition, the extent of which the Company cannot yet determine.

EMPLOYEES

     The Company employed approximately 1,900 persons as of September 30, 1998. Sixty-eight percent of the Company's employees are covered under union contracts with varying terms and expiration dates. On April 24, 1997, employees represented by the Sanitary Truck Drivers and Helpers Union Local 350 International Brotherhood of Teamsters ("Local 350") initiated a strike against certain of the Company's San Francisco operations. On April 26, 1997, employees represented by Local 350 voted to accept a five-year contract which provides for an aggregate 13.4% wage increase and certain amendments to provide early retirement and increase other benefits. The first-year cost of the contract was included in the most recent rate increase approved in San Francisco and the Company intends to seek rate recovery of scheduled future cost increases through the rate setting process. There can be no assurance that the Company will succeed in obtaining timely rate increases sufficient to cover all costs or sufficient to maintain profit margins at historical levels. For a discussion of outstanding issues related to the union contract, see "Risk Factors -- Union Matters."

ITEM 2. PROPERTIES

     The principal properties of the Company consist of landfills, transfer stations, waste recovery, administrative and maintenance facilities and other land and improvements. The Company owns an aggregate of 309 acres of property on which its California operations, maintenance, storage, warehousing and administration facilities are situated. It owns six transfer stations, five of which are located at the Company's collection sites. The Company also operates three MRFs. The Company owns four active landfills in California consisting of approximately 2,400 acres, including contiguous areas.

     The Company's headquarters are located in approximately 20,000 square feet of leased office space in San Francisco, California, pursuant to a lease that expires April 30, 1999. The Company will be relocating the headquarters to approximately 25,000 square feet of leased office space in San Francisco by May 1999 pursuant to a lease that expires April 30, 2009. Under a lease expiring in October 2000, the Company leases 62,000 square feet of industrial space in the Los Angeles metropolitan area for its newly acquired Southern California operations. Under a lease expiring in July 2003, the Company leases 309,000 square feet of industrial space in San Francisco for recycling operations. Under a lease expiring in 2007, the Company leases 29,000 square feet of industrial space in Oakland, California, where the Company's medical waste treatment and disposal subsidiary conducts business.

     The Company owns a 302-acre site situated in San Benito and Santa Clara Counties in California that formerly was used to spread waste water sludge. The soil quality suffered from such activities but was returned to normal agricultural condition in 1993. The Company may use the site again to spread waste water sludge on a more limited basis and for other waste diversion activities.

ITEM 3. LEGAL PROCEEDINGS

LITIGATION REGARDING THE ESOP NOTES

     In 1995, the Company and the ESOP settled litigation that had been brought against them, together with (among others) certain financial institutions as to which Norcal and/or the ESOP have certain indemnification obligations, by certain former holders of prior notes issued by the ESOP (the "Settlement"). The litigation was Abraham, et al. v. Norcal Waste Systems, Inc., et al., No. C94-3076 CAL, in the United States District Court for the Northern District of California. Pursuant to the Settlement, the claims against all defendants, including Norcal and the ESOP, were dismissed with prejudice, with the exception of certain of plaintiffs' claims against one of those financial institutions, as to which the litigation is proceeding. The court ruled that the Settlement was fair and made in good faith, and barred any claims by that financial institution, among others, against Norcal and the ESOP for equitable indemnity or contribution relating to plaintiffs' released claims. That financial institution later brought claims against Norcal and the ESOP relating to the Settlement and alleging that Norcal and the ESOP have post-Settlement indemnity obligations to the institution. After court rulings in favor of Norcal and the ESOP, the financial institution dismissed its remaining claims without prejudice to bringing them again. Should the financial institution attempt to bring again these or other claims against Norcal or the ESOP related to the Settlement or indemnity (following any appeal from the court's rulings or otherwise), Norcal believes that such claims would have no merit and that, given the terms of the Settlement, it is unlikely that any ultimate unreimbursed liability on such claims would materially exceed the amount of the financial institution's legal fees and expenses.

SAN FRANCISCO UNION ARBITRATION

     On April 24, 1997, employees represented by the Sanitary Truck Drivers and Helpers Union Local 350 International Brotherhood of Teamsters ("Local 350") initiated a strike against certain San Francisco operations of the Company. The strike was resolved on April 26, 1997 when Local 350 voted to accept a five-year contract. A provision of the new contract related to an increase in pension benefits. The Company believes that it was agreed that the increase to certain pension benefits was to be prospective. Subsequently, Local 350 asserted that it understood the increase to be retroactive. On February 10, 1998, the Company filed a petition for order compelling arbitration in U.S. District Court for the Northern District of California entitled Norcal Waste Systems, Inc., Golden Gate Disposal and Recycling, Inc. and Sunset Scavenger Company v. Sanitary Truck Drivers and Helpers Union Local 350, IBT. On April 23, 1998 the Company filed a motion for order compelling such arbitration. On May 29, 1998, the Court ruled in the Company's favor and directed the parties to proceed with arbitration. Arbitration is scheduled to begin on May 12, 1999. Arbitration between the Company and Local 350 could determine that there has been no meeting of the minds regarding the pension benefits provision in the contract and the provision could have to be renegotiated. If the matter is not satisfactorily renegotiated, the Company could be subject to another work stoppage. See "Risk Factors -- Union Matters."

     If Local 350 were to prevail in the arbitration discussed above, the Company estimates that the accumulated benefit obligation (ABO) as of September 30, 1998 would increase by an additional $9.1 million, which would generally result in an increase to the pension intangible asset with a corresponding offset to the accrued pension liability. In addition, if Local 350 were to prevail, the Company's estimated incremental increase in its annual accruals for employee benefits would be approximately $2.4 million for pension and medical costs. The above estimates are based on a discount rate of 6.75%. The discount rate applied under generally accepted accounting principles ("GAAP") fluctuates with market conditions. A change in the discount rate can result in significant adjustments to the ABO.

DIR DETERMINATION LETTER

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

HUMBOLDT COUNTY DISPOSAL AGREEMENT

     The Company's subsidiary, City Garbage Company of Eureka, Inc., is currently in discussion with the County of Humboldt over sums due under the Solid Waste Disposal Agreement which expired on September 28, 1998 ("Humboldt Agreement"). The Humboldt Agreement provides for payments relating to the final period of operations and for long-term environmental contingencies such as certain corrective action costs and closure and post-closure maintenance costs. The proposed actions and projected expenses were developed by independent consulting engineers and have been approved or submitted for approval to the applicable California regulatory agencies. The items in the termination payment and interim closure/post-closure payment which are disputed by the County of Humboldt total approximately $5 million. The Company anticipates that it will be required to file suit against Humboldt County to enforce its rights to this sum under the Solid Waste Disposal Agreement. Although the outcome of litigation is inherently uncertain, the Company believes that it is likely to recover a substantial majority of the amounts for which it has requested reimbursement.

ENVIRONMENTAL LIABILITIES

     Cummings Road Landfill. In 1987, contamination was confirmed in the groundwater underlying and in the vicinity of the Company's Cummings Road Landfill in Humboldt County, California. Investigations indicated that the landfill was the source of the contamination. In response to civil claims, the Company made cash payments, restricted use of certain property, exchanged property and provided an alternative water supply to certain residents and businesses affected or potentially affected by the impacted groundwater. As part of a revised corrective action plan submitted to, and in 1994 approved by, the Regional Water Quality Control Board, various landfill improvements have been made including a trench to intercept upgradient groundwater to divert it away from the landfill. The Company currently estimates its remaining funding requirement to be $3.8 million and has established a mechanism with the County of Humboldt for reimbursement of such remediation costs at the landfill. Some portion of such reimbursements may be subject to dispute by Humboldt County. See "Legal Proceedings -- Humboldt County Disposal Agreement." In addition, the Company has extended a municipal water line to certain residents downgradient of the landfill. The Company does not anticipate any material additional expenditures to be incurred in connection with completion of this water line project during 1999.

     Sierra Point Landfill. On March 25, 1996, the California Regional Water Quality Control Board (the "Regional Board") issued a formal request for information pursuant to the California Waste Code to Sunset Scavenger Company ("Sunset"), a subsidiary of Norcal, regarding Sunset's ownership, prior to 1980, of the now closed Sierra Point landfill in the City of Brisbane. Preliminary research indicates that landfilling ceased at the site prior to 1972 and closure work was completed by 1982. The Regional Board issued the information request in connection with its review of the existing Waste Discharge Requirement ("WDRs") order for the landfill. On April 17, 1996, the Regional Board adopted updated WDRs naming seven parties, but not Sunset or Norcal, as responsible for performing specified post-closure landfill monitoring, maintenance and, potentially, corrective action or work at the landfill if monitoring indicates that is necessary. Although neither Sunset nor Norcal were named in the WDRs, the Regional Board staff stated at the April 17, 1996 hearing that they may propose to add Sunset or Norcal as parties to the WDRs or to a site cleanup requirements ("SCRs") order in the future. Sunset has responded to the information request, but it is not possible at this stage of the administrative proceeding to determine what, if any, Sunset or Norcal's liabilities may be at the landfill. If Sunset or Norcal ultimately is named in the WDRs or SCRs order, either or both may be required to fund or perform a share of the post-closure work. Such work could include pumping and treatment of landfill leachate, if monitoring demonstrates that such work is necessary. Sunset and Norcal currently are not able to estimate the costs that may be associated with such work.

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

ITEM 6. SELECTED FINANCIAL DATA

                  NORCAL WASTE SYSTEMS, INC. AND SUBSIDIARIES

                            SELECTED FINANCIAL DATA

     The following is a summary of certain consolidated financial information regarding the Company for the five years ended September 30, 1998.

                                                            YEAR ENDED SEPTEMBER 30,
                                              ----------------------------------------------------
                                                1998       1997       1996       1995       1994
                                              --------   --------   --------   --------   --------
                                                                 (IN THOUSANDS)
INCOME STATEMENT DATA
Revenues:
  Collection and disposal operations........  $249,824   $241,251   $225,328   $221,483   $209,140
  Third party landfill management
     services...............................    71,519     62,191     45,623     21,516     18,792
  Recycled commodities sales................    16,514     16,359     17,264     28,502     19,244
                                              --------   --------   --------   --------   --------
          Total revenues....................   337,857    319,801    288,215    271,501    247,176
                                              --------   --------   --------   --------   --------
Cost of operations:
  Operating expense.........................   240,761    227,491    202,848    183,865    167,740
  Depreciation and amortization.............    20,153     19,732     18,320     19,985     20,141
  ESOP compensation expense(a)..............    15,152     13,128     10,291      7,923      7,319
  General and administrative................    34,181     32,476     30,965     26,446     24,849
                                              --------   --------   --------   --------   --------
          Total cost of operations..........   310,247    292,827    262,424    238,219    220,049
                                              --------   --------   --------   --------   --------
       Operating income.....................    27,610     26,974     25,791     33,282     27,127
Interest expense............................   (26,165)   (25,649)   (23,913)   (19,909)   (20,920)
Interest income.............................     3,755      2,463      1,804      1,695        965
Gain (loss) on dispositions, net............     3,746        119       (477)     1,279      6,744
Settlement of litigation(b).................        --         --     (3,648)        --     (5,480)
Other income (expense)......................       515      2,619       (693)       748        424
                                              --------   --------   --------   --------   --------
Income (loss) from continuing operations
  before income taxes, extraordinary item
  and cumulative effect of change in
  accounting principle......................     9,461      6,526     (1,136)    17,095      8,860
Income tax expense..........................        --         --         --      6,662      2,500
                                              --------   --------   --------   --------   --------
Income (loss) before extraordinary item and
  cumulative effect of change in accounting
  principle.................................     9,461      6,526     (1,136)    10,433      6,360
Extraordinary gain on early extinguishment
  of long-term debt, net of $0 income
  taxes.....................................        --         --     31,379         --         --
Cumulative effect on prior years of change
  in accounting for income taxes............        --         --         --         --      2,500
                                              --------   --------   --------   --------   --------
       Net income...........................  $  9,461   $  6,526   $ 30,243   $ 10,433   $  8,860
                                              ========   ========   ========   ========   ========

                                                            YEAR ENDED SEPTEMBER 30,
                                              ----------------------------------------------------
                                                1998       1997       1996       1995       1994
                                              --------   --------   --------   --------   --------
                                                                 (IN THOUSANDS)
BALANCE SHEET DATA
Property and Equipment, net.................  $147,634   $142,933   $137,147   $132,431   $129,566
Total assets................................   371,861    351,169    321,235    299,152    292,299
Total long-term debt, including current
  portion(c)................................   176,441    177,419    176,740    205,410    226,013
Stockholder's equity (deficit)..............    43,997     23,509      6,117    (43,878)   (65,935)

---------------
(a) Non-cash ESOP compensation expense is calculated under the shares allocated method based upon repayment on the ESOP's indebtedness to the Company, funded by contributions from the Company.

(b) Data for 1994 and 1996 represent non-recurring expenses incurred in connection with the settlement of litigation involving the ESOP Notes and the Old Subordinated Notes, respectively.

(c) Includes indebtedness of the ESOP in fiscal years 1994 and 1995 as required to be reflected on the Company's balance sheet by GAAP.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Unless otherwise indicated, references in the discussion below to a particular year are references to the Company's fiscal year ended September 30.

FORWARD LOOKING INFORMATION

     Those statements followed by an asterisk (*) may be perceived to be forward looking statements. Any such statements should be considered in light of various risks and uncertainties that could cause results to differ materially from expectations, estimates or forecasts expressed. The various risks and uncertainties described earlier (see "Risk Factors" in Item 1) and elsewhere in this Annual Report include, but are not limited to: changes in general economic conditions, inability to maintain rates sufficient to cover costs, inability to obtain timely rate increases, fluctuations in commodities prices, changes in environmental regulations or related laws, inability to settle union labor contract disputes, competition, failure to achieve Year 2000 compliance and consequences of the Company's S Corporation election. The Company does not undertake to update any forward-looking statement that may be made from time to time by it or on its behalf.

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

     Collection and disposal revenues are subject to pressures from a variety of sources, including increased competition, reductions and diversion of solid waste and regulatory changes. Revenues are generated through rates charged to customers. Residential rates are generally covered by formal rate setting mechanisms as established by rate boards or other local government jurisdictions, which provide a specified return on allowable costs. Commercial and industrial rates are generally subject to competitive considerations if not covered by formal rate setting mechanisms. The rate setting process may result in the exclusion of certain costs and/or delays in cost recovery. To the extent that certain operating costs are excluded from the allowable costs to be recovered, operating margins will be negatively impacted.* The Company believes the trend of increasing pressure on collection rates, and therefore profit margins, will continue in the future.*

     Approximately 39% of the Company's revenues and substantially more of its operating income in fiscal year 1998 were derived from services performed in the City and County of San Francisco. While the Company anticipates the proportion of its total revenues earned from its San Francisco operations in fiscal year 1999 to be generally consistent with the proportion earned in fiscal year 1998, the Company expects the proportion of the Company's total operating income earned from its San Francisco operations to decline significantly and be generally comparable to pre-1997 levels.* This decline in proportion of operating income is expected as a result of the Company's anticipated recognition of certain inflationary cost increases and costs of new recycling programs for which no additional rate recovery is anticipated in 1999.*

     During 1996, the Company commenced management of the operations in San Bernardino County under a new contract. In addition to the operations and engineering activities with respect to all active landfill sites, the contract includes the opportunity to generate substantial revenues through the development and implementation of the County's Solid Waste Strategic Plan. Approximately 19% of the Company's revenues for fiscal year 1998 were derived from services performed for San Bernardino County. The Company's revenues from San Bernardino County are derived from two categories of services. The core service is the performance of ongoing landfill operations activities. Revenues from this component accounted for approximately 35% of total revenues generated in San Bernardino County in 1998. Over the term of the contract the amount of revenues from this core service will vary primarily as a result of changes in volume of waste deposited at landfills and changes in the Company's per ton compensation rate. The other component of revenues represents activities associated with the planning and implementation of the strategic plan to regionalize landfill operations in San Bernardino County. This includes planning, engineering and construction management for landfill expansions, transfer station construction and landfill closures. It is anticipated that the majority of these activities will be completed over the next 5 years, during which time San Bernardino County plans to spend approximately $140 million.* The Company's agreement with San Bernardino County terminates on June 30, 2001. See "Business -- Operated Landfills."

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

     ESOP compensation expense includes amounts contributed by the Company to the ESOP to allow the ESOP to repay its intercompany loans to the Company along with amounts to fund distributions to retired, terminated or withdrawing participants. The total contributions are subject to various limitations imposed by the Internal Revenue Code of 1986, as amended, and are generally tax deductible. The debt repayments by the ESOP result in allocation of Company common stock to ESOP participants' accounts pursuant to an allocation formula. Distribution payments are made by the ESOP to retired, terminated or withdrawing participants based on their vested allocated shares of Company common stock. The Company expects future contributions to the ESOP to fund distributions to increase significantly as additional employees reach retirement age, as additional shares are allocated to employee accounts, if eligible participants elect to receive in-service withdrawals and if the appraised value of the Company common stock increases.* During 1998, the Company made contributions to the ESOP that, in addition to funding the distribution obligation and the scheduled loan repayment, allowed the ESOP to prepay approximately $10.2 million of inter-company loans. The additional contribution for the prepayment resulted in substantial tax savings and additional ESOP compensation expense of approximately $7.4 million related to the additional shares allocated. The Company does not anticipate making any future prepayment contributions, and will consequently see a corresponding reduction in ESOP compensation expense for 1999 relative to 1998.* In addition, in conjunction with the Company's election to become an S Corporation under the Internal Revenue Code effective October 1, 1998, the Company and the ESOP are contemplating changes to the ESOP loan agreement that would effectively reduce annual contributions from the Company to the ESOP. While the Company has not definitively determined the amount of the reduction in such contributions, such reduction could result in a decrease to ESOP compensation expense in 1999 of up to $4.5 million.* There can be no assurance that such decrease will be of this magnitude. See "Accounting and Other Matters."

     The Company has no present intention to pay a dividend. Any future determination to pay dividends will be at the discretion of the Board of Directors and will be dependent upon the Company's results of operations, financial condition, tax benefits and applicable contractual and legal restrictions and other factors deemed relevant by the Board of Directors.

                  NORCAL WASTE SYSTEMS, INC. AND SUBSIDIARIES

                        SUMMARY STATEMENTS OF OPERATIONS
                   PERCENTAGE RELATIONSHIP TO TOTAL REVENUES

                                                              1998     1997     1996
                                                              -----    -----    -----
Revenues:
  Collection and disposal operations........................   73.9%    75.4%    78.2%
  Third party landfill management services..................   21.2%    19.5%    15.8%
  Recycled commodities sales................................    4.9%     5.1%     6.0%
                                                              -----    -----    -----
          Total revenues....................................  100.0%   100.0%   100.0%
Cost of operations:
  Operating expenses........................................   71.3%    71.1%    70.4%
  Depreciation and amortization.............................    6.0%     6.2%     6.4%
  ESOP compensation expense.................................    4.5%     4.1%     3.6%
  General and administrative................................   10.1%    10.2%    10.7%
                                                              -----    -----    -----
          Total cost of operations..........................   91.9%    91.6%    91.1%
                                                              -----    -----    -----
       Operating income.....................................    8.1%     8.4%     8.9%
Interest expense............................................   (7.7)%   (8.0)%   (8.3)%
Interest income.............................................    1.1%     0.8%     0.6%
Gain (loss) on dispositions, net............................    1.1%     0.0%    (0.2)%
Settlement of litigation....................................    0.0%     0.0%    (1.2)%
Other income (expense)......................................    0.2%     0.8%    (0.2)%
                                                              -----    -----    -----
  Income (loss) from operations before income taxes and
     extraordinary item.....................................    2.8%     2.0%    (0.4)%
Income tax expense..........................................    0.0%     0.0%     0.0%
                                                              -----    -----    -----
  Income (loss) before extraordinary item...................    2.8%     2.0%    (0.4)%
Extraordinary item -- gain on early retirement of debt, net
  of $0 income taxes........................................    0.0%     0.0%    10.9%
                                                              -----    -----    -----
  Net income................................................    2.8%     2.0%    10.5%
                                                              =====    =====    =====

FISCAL YEAR 1998 COMPARED WITH FISCAL YEAR 1997

     Revenues. Revenues in 1998 increased $18.1 million (5.7%) to $337.9 million from $319.8 million in 1997. Third party landfill management services revenues increased by $9.3 million due primarily to expanded landfill operations and solid waste management activities in San Bernardino County as a result of higher project management revenues of $13.2 million from landfill closure and expansion project activities, partially offset by a temporary reduction of volumes to the San Bernardino County landfills during the first half of the 1998 fiscal year and reduced revenues in San Diego as the Company ceased operations of the San Diego County landfills on March 31, 1998, when the new owner assumed operations. Waste collection and disposal revenues increased by $8.6 million, $5.5 million due to rate increases in several service areas (primarily an 11.0% increase in San Francisco, effective March 1, 1997), with the remaining increase due to general volume increases.

     Operating Expenses. Operating expenses in 1998 increased $13.3 million (5.9%) to $240.8 million from $227.5 million in 1997. As a percentage of revenues, operating expenses increased slightly to 71.3% in 1998 from 71.1% in 1997. Project and subcontractor related costs increased $11.4 million due to increased landfill closure and expansion project activities in San Bernardino County. Payroll and related costs increased $5.8 million due to scheduled union wage increases (primarily a 2.0% increase in San Francisco, effective January 1, 1998), higher employee benefit costs in San Francisco as a result of the April 1997 union agreement and higher health care costs. Disposal costs increased $1.5 million due to higher volumes and tipping fee increases. In 1998, the Company accrued $1.0 million for estimated losses to be incurred on certain contractual obligations. These increased costs were partially offset by lower landfill related costs of $3.3 million due to the substantial completion of corrective action activities at one of the Company's landfills and reductions for estimated closure costs. Professional services decreased $2.9 million reflecting lower engineering services for recycling facilities as well as reduced consulting services.

     ESOP Compensation Expense. ESOP compensation expense is primarily based on the cost of shares allocated as determined by the Company's contribution to the ESOP, along with contributions to fund distributions to retired, terminated and withdrawing participants. ESOP compensation expense in 1998 increased $2.1 million (16.0%) to $15.2 million from $13.1 million in 1997. The increase in expense can be attributed to higher contributions made to the ESOP that allowed the ESOP to make scheduled loan payments and prepayment of additional principal along with an increase in contributions related to the funding of distributions due to a higher share value and an increased number of shares repurchased.

     General and Administrative. General and administrative expenses in 1998 increased $1.7 million (5.2%) to $34.2 million from $32.5 million in 1997. As a percentage of revenues, general and administrative expenses decreased to 10.1% in 1998 from 10.2% in 1997. The increased costs were primarily due to general wage increases.

     Operating Income. Operating income in 1998 increased $0.6 million (2.2%) to $27.6 million from $27.0 million in 1997. The primary cause of the increase in operating income was increased revenues.

     Interest Expense. Interest expense in 1998 increased $0.6 million (2.3%) to $26.2 million from $25.6 million in 1997. The increase is due to a higher effective interest rate on the Senior Notes in the current period.

     Interest Income. Interest income in 1998 increased $1.3 million (52.0%) to $3.8 million from $2.5 million in 1997. The increase is due to higher cash balances which earned interest in 1998.

     Gain (Loss) on Dispositions. The gain on dispositions in 1998 of $3.7 million represents the net impact of asset disposals, primarily real estate in San Francisco and Kansas City

     Other Income (Expense). Other income in 1998 decreased $2.1 million (80.3%) to $0.5 million from $2.6 million in 1997. Other income in 1997 included gains of $1.4 million from the sale of marketable securities and a $1.0 million settlement with a third party in connection with a dispute over a landfill engineering matter at one of its landfills.

     Income Tax Expense. There was no income tax expense in 1998 or 1997. The Company has experienced an effective tax rate of zero in 1998 and 1997 as a result of realizing certain of its deferred tax assets for which a valuation allowance had previously been established.

     Net Income. Net income in 1998 increased $3.0 million to $9.5 million from $6.5 million in 1997. The increase was primarily attributable to higher gains on dispositions and higher interest income partially offset by lower other income discussed above.

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

LIQUIDITY AND CAPITAL RESOURCES

     The Company's cash requirements consist principally of working capital requirements, interest on outstanding indebtedness, capital expenditures and deposits to trust funds to satisfy certain environmental statutes and regulations. As of September 30, 1998, the Company had working capital of $28.0 million. As part of the Refinancing the Company entered into the Credit Agreement which provides for up to $100.0 million of additional borrowings (which amount is scheduled to decrease by $2.5 million per quarter beginning December 31, 1998 unless certain conditions are met) and which, subject to certain limitations and covenant restrictions (including financial ratios), can be drawn by the Company to fund ongoing operations, invest in capital equipment and/or facilities and to finance acquisitions. The Credit Agreement expires in November 2000. At September 30, 1998, the Company had utilized $2.1 million of the credit facility provided by the Credit Agreement for letters of credit and had availability under the Credit Agreement of approximately $75.0 million, with an additional $22.9 million available for letters of credit. Changes in availability under the Credit Agreement are a function of changes in operating results, among other things. In addition, certain covenant measures in the Credit Agreement become more restrictive over time. Applying the more restrictive covenant measures in effect beginning December 31, 1998 to the Company's estimated results of operations for the twelve month period ending December 31, 1998 would result in a decrease in availability under the Credit Agreement of approximately $21.3 million.* The Company's performance relative to the covenant measures is calculated on a quarterly basis.

     In February 1997, the San Francisco Refuse Collection and Disposal Rate Board (the "Rate Board") issued two rate orders (the "Orders") approving an 11.0% rate increase to the Company's refuse collection rates for the City of San Francisco effective March 1, 1997. The Orders disallowed 50% of the ESOP expense requested by the Company for rate reimbursement, and, after March 1, 1998, ESOP expense was fully disallowed. The Rate Board also directed the Department of Public Works to examine solid waste rate setting methods in other jurisdictions and to propose changes in the current system for regulation of refuse collection and disposal to the San Francisco Board of Supervisors. A significant modification to the rate setting methodology could have a material adverse effect on the Company's financial condition and results of operations.

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

     The Senior Notes mature in November 2005. As of September 30, 1998, interest on the Senior Notes accrued at the rate of 13.5% per annum. However, the interest rate on the Senior Notes is subject to decrease to 12.5% at such time the Company (in one or more transactions) offers to purchase (whether or not any actual purchases are made) or redeems an aggregate of $25.0 million in principal amount of Senior Notes out of the proceeds of equity sales.

     Cash Flow from Operations. Cash flow from operations in 1998 decreased 39.7% to $25.6 million from $42.4 million in 1997. The decrease was due to a $10.6 million reduction in accounts payable, a $3.6 million increase in accounts receivable and a $3.2 million increase in tax payments related to the resolution of the IRS examination of the years 1988 to 1991.

     Cash Flow from Investing Activities. Cash used by investing activities in 1998 decreased 27.3% to $16.8 million from $23.1 million in 1997. The Company used $24.3 million on capital expenditures during 1998, primarily vehicles, real estate and a computer software project. In 1998, the Company generated $7.3 million from the sale of miscellaneous assets, primarily real estate in San Francisco and Kansas City.

     Cash Flow from Financing Activities. Cash used by financing activities was $1.3 million for both 1998 and 1997, consisting of principal payments on long term debt and capital leases.

OTHER CASH REQUIREMENTS

     The Company has material financial obligations related to closure and post-closure costs with respect to landfills it owns. While the amount of these future obligations cannot be determined definitively at this time, the Company estimates the costs in current dollars for final closure of landfills it owns, as well as related post-closure activities for an estimated period of thirty years after the closure of each respective landfill, at approximately $53.4 million.* The Company recognizes an expense and liability for such costs based on units of production and makes contributions to trust funds to satisfy financial assurance requirements and fund the landfill costs. As of September 30, 1998, the Company had recorded a liability of $25.3 million for such projected costs in accordance with generally accepted accounting principles ("GAAP") and had on deposit $25.4 million in trust accounts consistent with regulatory requirements. The Company estimates its 1999 funding requirement at approximately $0.3 million, although the actual requirements could vary with changes in cost estimates and/or regulatory requirements.*

     The Company also has significant financial obligations with respect to certain environmental statutes and regulations protecting the groundwater and surface water in the vicinity of its landfills. The Company estimates the remaining funding associated with this issue to be approximately $5.2 million and is satisfying that obligation through deposits made to trust funds.* The Company estimates its 1999 funding requirement at approximately $0.3 million, although the actual requirement could vary with changes in cost estimates and/or regulatory requirements.* The Company also has recorded a liability of $1.9 million for potential costs associated with other environmental matters.

     The Company is in discussions with the City of San Francisco regarding plans for increased diversion of waste from disposal at landfills as well as the construction and/or relocation of materials recovery and other facilities for use in connection with the Company's San Francisco operations and to facilitate compliance with mandated recycling requirements. The Company and the City are continuing to discuss the nature, scope and financing of this project. The Company cannot predict the timing or outcome of these discussions. Over the term of the Senior Notes, the Company may need to invest substantial capital to acquire or construct waste processing facilities, household hazardous waste facilities, maintenance and administrative complexes, and equipment.* The Company intends to seek continued rate recovery for amounts expended on any projects and may seek to finance such capital expenditures through additional secured borrowings, including up to $30.0 million of borrowing for certain "Designated Capital Expenditures" (as defined in the Indenture).*

     The Company is obligated to provide, subject to certain conditions, post-retirement health and welfare benefits to certain former employee-shareholders (as well as their spouses and dependents) of two of its predecessors. Although the Company's obligation with respect to some of its former employee-shareholders will terminate upon the earlier of October 1, 2000 or the final resolution of legal claims against third parties reserved pursuant to the settlement of litigation, most of the Company's obligations extend for the lifetime of such former employee-shareholders. The accrued post-retirement medical benefit liability as of September 30, 1998 was $34.9 million and the Company made cash payments during 1998 totaling approximately $1.3 million. Payments at rates similar to those made in 1998 or greater, depending on medical inflation rates and the aging of the persons entitled to benefits, are expected for a significant number of years.*

     The Company anticipates future increases in the ESOP contributions related to funding the distributions to retired, terminated or withdrawing participants based on their vested allocated shares of Company common stock.* The Company expects the contributions to increase as additional employees reach retirement age, as additional shares are allocated to employee accounts, if eligible participants elect to receive in-service withdrawals and if the value of the Company common stock increases. The Company may reduce its annual contributions to the ESOP, however, in conjunction with its election to become a Subchapter S corporation effective October 1, 1998. While Norcal may consider a public offering of its common stock as a potentially desirable way to eliminate the ESOP-related requirements to either repurchase stock or fund cash distributions for retired, terminated or withdrawing employees, there can be no assurance that Norcal would be able to effect such an offering or otherwise create a trading market for its stock.*

     During 1997 the Company began a project to replace its management information systems with an established third party package of integrated financial applications. In addition to providing increased flexibility and functionality, the Company expects that the new system will also be Year 2000 compliant. The Company expects the total cost of the project to replace its management information systems to be $5.4 million, of which $4.3 million had been spent through September 30, 1998.* See "Risk Factors -- Year 2000 Compliance."

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

     On April 24, 1997, employees represented by the Sanitary Truck Drivers and Helpers Union Local 350 International Brotherhood of Teamsters ("Local 350") initiated a strike against certain San Francisco operations of the Company. The strike was resolved on April 26, 1997 when Local 350 voted to accept a five-year contract. A provision of the new contract related to an increase in pension benefits. The Company believes that it was agreed that the increase to certain pension benefits was to be prospective. Subsequently, Local 350 asserted that it understood the increase to be retroactive. The Company has served upon Local 350 a demand to arbitrate this dispute under the terms of the collective bargaining agreement between the parties. Arbitration is scheduled to begin on May 12, 1999.

     Under generally accepted accounting principles ("GAAP") any deficiency between the liability for pension benefits (defined as the Accumulated Benefit Obligation ("ABO")) and the market value of plan assets can result in a charge to the minimum pension liability in the equity section of the Company's balance sheet. If Local 350 were to prevail in the arbitration discussed above, the Company estimates that the ABO as of September 30, 1998 would increase by an additional $9.1 million, which would generally result in an increase to the pension intangible asset with a corresponding offset to the accrued pension liability. In addition, if Local 350 were to prevail, the Company's estimated incremental increase in its annual accruals for employee benefits would be approximately $2.4 million for pension and medical costs.* The above estimates are based on a discount rate of 6.75%. The discount rate applied under GAAP fluctuates with market conditions. A change in the discount rate can result in significant adjustments to the ABO.

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

SEASONALITY

     The Company's revenues tend to be higher during spring and summer (third and fourth fiscal quarters) due to higher volumes of certain types of waste, such as construction and demolition debris. Such increased volumes result in higher revenues and earnings from the Company's transfer stations, waste collection, and landfill operations during such months. In addition, project management revenues are highest in the fourth quarter as a result of favorable construction conditions. Unusual changes in weather patterns can also affect the operating results on a quarter to quarter basis.

ACCOUNTING AND OTHER MATTERS

     In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income." The standard must be adopted by fiscal year 1999. SFAS No. 130 does not change any accounting measurements, but requires presentation of comprehensive income and a reconciliation thereof to net income. The principal differences between comprehensive and net income are certain adjustments made directly to shareholders' equity, such as minimum pension liability. The Company is currently evaluating the disclosures required under this standard.

     In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which requires financial information to be reported on the basis that is used internally for evaluating segment performance and deciding how to allocate resources to segments. The standard must be adopted by fiscal 1999. The Company is currently evaluating the disclosures required under this standard.

     In February 1998, the FASB issued SFAS No. 132, "Disclosures about Pensions and Other Postretirement Benefits," which standardizes the disclosure requirements for pension and other postretirement benefits to the extent practical and requires additional information on changes in the benefit obligations and fair values of plan assets. The standard must be adopted by fiscal 1999. The Company is currently evaluating the disclosures required under this new standard.

     The Internal Revenue Service's audit of the Company's income tax returns for the fiscal years ended September 30, 1992 through 1994, which was initiated in 1996, is ongoing. During 1998, the California Franchise Tax Board initiated an audit of the Company's income tax returns for the fiscal years ended September 30, 1993 and 1994.

     The Company elected to become taxable as an S Corporation effective with the tax year beginning October 1, 1998. In addition, in connection with the Company's S Corporation election the Company also elected, for income tax purposes only, to treat a substantial number of its subsidiaries as divisions of the Company. Generally, the taxable income (or loss) of an S Corporation (including its divisions) is not taxable at the corporate level, but is instead passed through to its shareholders. However, because the sole shareholder of the Company, the Norcal Waste Systems, Inc. Employee Stock Ownership Plan and Trust, is a tax-exempt employee stock ownership plan, it will not be subject to tax on its allocable share of the Company's taxable income. Although, S Corporations generally are not subject to corporate-level income taxes, the Company, for so long as it retains its status as an S Corporation, will be subject to (a) potential income taxes related to the disposition of, or the realization of income with respect to, certain built-in gain assets (that is, any asset, such as real estate or securities, with a fair market value greater than its tax basis as of October 1, 1998 or income reported which relates to taxable periods prior to the Company becoming an S Corporation, including, for example, income subsequently reported by reason of a pre-existing change in accounting method) and (b) state income taxes at a rate of 1.5%. Deferred tax assets and liabilities are eliminated when a taxable enterprise becomes a non-taxable enterprise and the effect of recognizing or eliminating deferred tax assets or liabilities is charged or credited to income tax expense within income from continuing operations. Corporations that elect S Corporation status generally are subject to tax under built-in gains provisions as previously discussed and thus would be required to continue to recognize deferred taxes associated with built-in gains. Deferred taxes related to built-in gains for the Company include deferred taxes for anticipated sales of real estate and other assets. In addition, for subsidiaries of the Company that do not elect to become Qualified Subchapter S Corporation Subsidiaries, deferred taxes must be maintained for existing tax liabilities. The Company believes there will not be a material adjustment to its total deferred tax liability or any material credit to income tax expense as a result of the S Corporation election and the evaluation of any potential built-in gains.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     The Company does not believe that there is any material market risk exposure with respect to derivative or other financial instruments which would require disclosure under this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
Norcal Waste Systems, Inc.:

     We have audited the accompanying consolidated balance sheets of Norcal Waste Systems, Inc. (the Company) and subsidiaries as of September 30, 1998 and 1997, and the related consolidated statements of income, stockholder's equity (deficit) and cash flows for each of the years in the three year period ended September 30, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Norcal Waste Systems, Inc. and subsidiaries as of September 30, 1998 and 1997, and the results of their operations and their cash flows for each of the years in the three year period ended September 30, 1998 in conformity with generally accepted accounting principles.

KPMG Peat Marwick LLP
San Francisco, California
December 18, 1998

                  NORCAL WASTE SYSTEMS, INC. AND SUBSIDIARIES
                (WHOLLY OWNED BY THE NORCAL WASTE SYSTEMS, INC.
                    EMPLOYEE STOCK OWNERSHIP PLAN AND TRUST)

                          CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                     ASSETS

                                                                 SEPTEMBER 30,
                                                              --------------------
                                                                1998        1997
                                                              --------    --------
Current assets:
  Cash and cash equivalents.................................  $ 39,752      32,330
  Marketable securities.....................................     5,552       5,552
  Trust accounts, current portion (note 12).................     1,940       4,362
  Accounts receivable, less allowance for doubtful accounts
    of $2,202 in 1998 and $2,017 in 1997....................    49,789      42,677
  Parts and supplies........................................     2,200       2,436
  Prepaid expenses..........................................     2,640       2,568
                                                              --------    --------
        Total current assets................................   101,873      89,925
                                                              --------    --------
Property and equipment (note 7):
  Land......................................................    46,103      44,558
  Landfills.................................................    29,419      25,206
  Buildings and improvements................................    47,422      47,325
  Vehicles and equipment....................................   130,190     116,925
  Construction in progress..................................     6,291       6,232
                                                              --------    --------
        Total property and equipment........................   259,425     240,246
  Less accumulated depreciation and amortization............   111,791      97,313
                                                              --------    --------
        Property and equipment, net.........................   147,634     142,933
                                                              --------    --------
Other assets:
  Franchises, permits and other intangibles, net of
    amortization of $43,840 in 1998 and $40,027 in 1997
    (notes 3 and 4).........................................    73,016      76,829
  Trust accounts (note 12)..................................    34,250      30,647
  Prepaid pension cost (note 10)............................        --       1,941
  Deferred financing costs, net of amortization of $3,859 in
    1998 and $2,518 in 1997.................................     6,920       8,261
  Other (notes 10 and 12)...................................     8,168         633
                                                              --------    --------
        Total other assets..................................   122,354     118,311
                                                              --------    --------
        Total assets........................................  $371,861     351,169
                                                              ========    ========

                      LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities:
  Current portion:
    Long-term debt (note 6).................................  $    337         306
    Capital leases (note 7).................................     1,114       1,040
  Accounts payable..........................................     7,984      15,379
  Accrued payroll and employee benefits.....................    16,706       9,639
  Accrued expenses (notes 6, 12 and 13).....................    43,870      41,775
  Income taxes payable (note 8).............................        90       1,087
  Other accrued liabilities.................................     3,731       4,867
                                                              --------    --------
        Total current liabilities...........................    73,832      74,093
Long-term debt (note 6).....................................   174,080     174,047
Obligations under capital leases (note 7)...................       910       2,025
Deferred income taxes (note 8)..............................     5,259       9,732
Landfill closure liability (note 12)........................    25,938      22,823
Postretirement medical benefits (note 11)...................    33,601      32,844
Other liabilities...........................................    14,244      12,096
                                                              --------    --------
        Total liabilities...................................   327,864     327,660
                                                              --------    --------
Commitments and contingencies (notes 7, 8, 9, 10, 11, 12, 13 and 14)
Stockholder's equity (note 9):
  Common stock, $.01 par value; 100,000,000 shares
    authorized; 24,134,973 shares issued and outstanding....       241         241
  Additional paid-in capital................................   166,378     166,378
  Accumulated deficit.......................................   (96,928)   (106,389)
  Pension liability adjustment (note 10)....................    (2,298)         --
  Unrealized gains (losses) on marketable securities........       183         (21)
                                                              --------    --------
                                                                67,576      60,209
Less net scheduled contribution to the ESOP (note 9)........   (23,579)    (36,700)
                                                              --------    --------
        Total stockholder's equity..........................    43,997      23,509
                                                              --------    --------
        Total liabilities and stockholder's equity..........  $371,861     351,169
                                                              ========    ========

          See accompanying notes to consolidated financial statements.

                  NORCAL WASTE SYSTEMS, INC. AND SUBSIDIARIES
            (WHOLLY OWNED SUBSIDIARY OF NORCAL WASTE SYSTEMS, INC.)

                       CONSOLIDATED STATEMENTS OF INCOME
                                 (IN THOUSANDS)

                                                                      SEPTEMBER 30,
                                                              ------------------------------
                                                                1998       1997       1996
                                                              --------    -------    -------
Revenues....................................................  $337,857    319,801    288,215
                                                              --------    -------    -------
Cost of operations:
  Operating expenses........................................   240,761    227,491    202,848
  Depreciation and amortization.............................    20,153     19,732     18,320
  ESOP compensation expense (Note 9)........................    15,152     13,128     10,291
  General and administrative................................    34,181     32,476     30,965
                                                              --------    -------    -------
          Total cost of operations..........................   310,247    292,827    262,424
                                                              --------    -------    -------
          Operating income..................................    27,610     26,974     25,791
Interest expense............................................   (26,165)   (25,649)   (23,913)
Interest income.............................................     3,755      2,463      1,804
Gain (loss) on dispositions, net............................     3,746        119       (477)
Settlement of litigation (Note 6)...........................        --         --     (3,648)
Other income (expense)......................................       515      2,619       (693)
                                                              --------    -------    -------
          Income (loss) before income taxes and
            extraordinary item..............................     9,461      6,526     (1,136)
Income tax expense..........................................        --         --         --
                                                              --------    -------    -------
          Income (loss) before extraordinary item...........     9,461      6,526     (1,136)
Extraordinary gain on early extinguishment of long-term debt
  net of $-0- income taxes (Note 6).........................        --         --     31,379
                                                              --------    -------    -------
          Net income........................................  $  9,461      6,526     30,243
                                                              ========    =======    =======

          See accompanying notes to consolidated financial statements.

                  NORCAL WASTE SYSTEMS, INC. AND SUBSIDIARIES
            (WHOLLY OWNED SUBSIDIARY OF NORCAL WASTE SYSTEMS, INC.)

           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                 YEARS ENDED SEPTEMBER 30, 1998, 1997 AND 1996
                                 (IN THOUSANDS)

                                                                                              NET
                                                                                           SCHEDULED       UNREALIZED
                                 COMMON STOCK     ADDITIONAL                  PENSION     CONTRIBUTION   GAINS (LOSSES)
                                ---------------    PAID-IN     ACCUMULATED   LIABILITY       TO THE      ON MARKETABLE
                                SHARES   AMOUNT    CAPITAL       DEFICIT     ADJUSTMENT       ESOP         SECURITIES      TOTAL
                                ------   ------   ----------   -----------   ----------   ------------   --------------   -------
Balances, September 30,
  1995........................  24,135    $241     166,378      (143,158)      (8,581)      (58,758)            --        (43,878)
Contributions and adjustment
  to
  ESOP debt...................      --      --          --            --           --        10,590             --         10,590
Pension liability
  adjustment..................      --      --          --            --        8,581            --             --          8,581
Net unrealized gains (losses)
  on
  marketable securities.......      --      --          --            --           --            --            581            581
Net income....................      --      --          --        30,243           --            --             --         30,243
                                ------    ----     -------      --------       ------       -------           ----        -------
Balances, September 30,
  1996........................  24,135     241     166,378      (112,915)          --       (48,168)           581          6,117
Contributions to reduce ESOP
  debt........................      --      --          --            --           --        11,468             --         11,468
Net unrealized gains (losses)
  on
  marketable securities.......      --      --          --            --           --            --           (602)          (602)
Net income....................      --      --          --         6,526           --            --             --          6,526
                                ------    ----     -------      --------       ------       -------           ----        -------
Balances, September 30,
  1997........................  24,135     241     166,378      (106,389)          --       (36,700)           (21)        23,509
Contributions to reduce ESOP
  debt........................      --      --          --            --           --        13,121             --         13,121
Pension liability
  adjustment..................      --      --          --            --       (2,298)           --             --         (2,298)
Net unrealized gains (losses)
  on
  marketable securities.......      --      --          --            --           --            --            204            204
Net income....................      --      --          --         9,461           --            --             --          9,461
                                ------    ----     -------      --------       ------       -------           ----        -------
Balances, September 30,
  1998........................  24,135    $241     166,378       (96,928)      (2,298)      (23,579)           183         43,997
                                ======    ====     =======      ========       ======       =======           ====        =======

          See accompanying notes to consolidated financial statements.

                  NORCAL WASTE SYSTEMS, INC. AND SUBSIDIARIES
            (WHOLLY OWNED SUBSIDIARY OF NORCAL WASTE SYSTEMS, INC.)

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                      SEPTEMBER 30,
                                                              ------------------------------
                                                                1998       1997       1996
                                                              --------    -------    -------
Cash flows from operating activities:
  Net income................................................  $  9,461      6,526     30,243
  Extraordinary gain on early extinguishment of long term
     debt...................................................        --         --    (31,379)
                                                              --------    -------    -------
          Income (loss) before extraordinary gain...........     9,461      6,526     (1,136)
Adjustments to reconcile net income to net cash provided by
  operating activities:
     Depreciation and amortization..........................    20,153     19,732     18,320
     Landfill trust contributions, withdrawals, interest
       income, net of landfill closure and other regulatory
       expense..............................................    (2,329)    (3,775)    (2,053)
     Pension, postretirement and insurance, net of amounts
       paid.................................................     5,142      4,677      1,845
     ESOP compensation expense in excess of cash payments
       for redemptions......................................    13,121     11,468      8,768
     Accrued interest, amortization of discounts and
       deferred financing fees..............................     1,834      1,737     10,664
     Gain on dispositions and other income..................    (4,119)    (2,263)      (709)
     Other..................................................    (1,077)    (1,108)       619
     Changes in assets and liabilities, net of effects of
       acquisitions and dispositions:
          Increase in accounts receivable...................    (7,112)    (3,557)    (8,399)
          Increase (decrease) in accounts payable...........    (7,395)     3,246      2,192
          Increase (decrease) in accrued expenses and other
            liabilities.....................................     6,605      6,938     (3,275)
          Decrease in income taxes..........................    (5,470)    (1,885)    (4,817)
          Other assets and liabilities......................    (3,250)       642     (1,667)
                                                              --------    -------    -------
               Net cash provided by operating activities....    25,564     42,378     20,352
                                                              --------    -------    -------
Cash flows from investing activities:
  Acquisition of property and equipment.....................   (24,313)   (21,345)   (20,842)
  Acquisition of businesses.................................        --     (3,640)      (100)
  Proceeds from dispositions................................     7,290        447      4,498
  Withdrawals from trust accounts...........................        --         --      6,795
  Proceeds from the sales of marketable securities..........        --      1,379         --
  Withdrawals from restricted cash..........................        --         --      2,735
  Other.....................................................       211         42       (283)
                                                              --------    -------    -------
          Net cash used in investing activities.............   (16,812)   (23,117)    (7,197)
                                                              --------    -------    -------
Cash flows from financing activities:
  Proceeds from long-term debt and capitalized leases.......  $     --         --    170,848
  Principal payments on long-term debt and capitalized
     leases.................................................    (1,330)    (1,309)   (97,698)
  Principal payments on subordinated debt...................        --         --    (73,061)
  Payments of loans by ESOP.................................        --         --      3,531
  Deferred financing costs..................................        --         --    (10,813)
                                                              --------    -------    -------
          Net cash used in financing activities.............    (1,330)    (1,309)    (7,193)
                                                              --------    -------    -------
Net increase in cash........................................     7,422     17,952      5,962
Cash and cash equivalents, beginning of year................    32,330     14,378      8,416
                                                              --------    -------    -------
Cash and cash equivalents, end of year......................  $ 39,752     32,330     14,378
                                                              ========    =======    =======
Supplemental schedule of net cash paid for:
  Interest..................................................  $ 24,558     24,075     13,883
                                                              ========    =======    =======
  Income taxes..............................................  $  4,013        815      5,221
                                                              ========    =======    =======

          See accompanying notes to consolidated financial statements.

                  NORCAL WASTE SYSTEMS, INC. AND SUBSIDIARIES
                (WHOLLY OWNED BY THE NORCAL WASTE SYSTEMS, INC.
                    EMPLOYEE STOCK OWNERSHIP PLAN AND TRUST)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          SEPTEMBER 30, 1998 AND 1997

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

     The Company performs project services on certain managed landfills relating to landfill closure, landfill expansion and various regulatory compliance tasks. Revenues are recognized on the percentage-of-completion method. Determination of the percentage complete is based on estimates of subcontractors of actual job progress and expenses incurred. Project costs include all direct and indirect costs related to contract performance including subcontractors, materials and internal labor. General and administrative costs are charged to expense as incurred. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined.

  (c) Parts and Supplies

     The Company's parts and supplies are recorded at cost (first-in, first-out).

  (d) Property and Equipment

     Property and equipment, including major renewals and betterments, are stated at cost. Property and equipment under capital leases are stated at the present value of minimum lease payments at the inception of the lease. Ordinary maintenance and repairs are charged directly to operations. The Company capitalizes interest costs for significant projects under development. The amount capitalized and netted against interest expense in the consolidated statements of income was $0.2 million, $0.2 million and $0.4 million in 1998, 1997, and 1996, respectively. Certain properties available for sale have been written down to their estimated net realizable value.

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

                  NORCAL WASTE SYSTEMS, INC. AND SUBSIDIARIES
                (WHOLLY OWNED BY THE NORCAL WASTE SYSTEMS, INC.
                    EMPLOYEE STOCK OWNERSHIP PLAN AND TRUST)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                          SEPTEMBER 30, 1998 AND 1997

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

  (f) Income Taxes

     The Company utilizes the liability method of accounting for income taxes prescribed by Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes." Under the liability method, deferred income taxes are recognized for the tax consequences of "temporary differences" by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. Deferred taxes are provided on financial statement and income tax basis differences relating to business acquisitions, except that no deferred taxes are provided on amounts related to operating permit rights and excess of costs over net assets of businesses acquired. Under SFAS No. 109, the effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. This standard requires that the Company recognize income tax benefits for loss carryforwards and certain temporary differences for which tax benefits have not previously been recorded. The likelihood of realizing the tax benefits related to a potential deferred tax asset is evaluated, and a valuation allowance is recognized to reduce that deferred tax asset to an amount that more likely than not will be realized. Effective October 1, 1998, the Company has elected to change its tax status to become an S Corporation (note 8).

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

                  NORCAL WASTE SYSTEMS, INC. AND SUBSIDIARIES
                (WHOLLY OWNED BY THE NORCAL WASTE SYSTEMS, INC.
                    EMPLOYEE STOCK OWNERSHIP PLAN AND TRUST)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                          SEPTEMBER 30, 1998 AND 1997

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

  (i) Marketable Securities and Trust Accounts

     Marketable securities represent primarily investments in fixed income securities of federal government entities which are considered as available for sale securities and are recorded at market value using the closing price as quoted on a national securities exchange. The available for sale securities mature at various dates from October 1998 to February 2008. Unrealized gains and losses, which occur when the cost basis differs from the fair value, are included as a separate component of stockholder's equity, in accordance with Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities." During fiscal 1998, $5.1 million of available for sale securities were sold for proceeds of $5.2 million. During fiscal 1997, $7.1 million of available for sale securities were sold for proceeds of $7.1 million. The cost of securities sold is based on the specific identification method. The gross unrealized holding gains and gross unrealized holding losses for available for sale securities at September 30, 1998 were $0.4 million and $0.1 million, respectively, and at September 30, 1997 were $0.1 million and $0.2 million, respectively.

     The Company has established restricted and unrestricted trust accounts principally in connection with financial assurance for closure and post-closure liabilities related to landfill operations, financial assurance for the initiation and completion of corrective action and liabilities to third parties for bodily injury/property damage. Amounts are principally invested in fixed income securities of federal government entities with maturities from two to ten years. The Company considers certain of its trust accounts to be held to maturity and, consequently, has stated these investments at amortized cost in accordance with SFAS No. 115. To the extent that the Company expects the closure/post-closure cash requirements to change, it will periodically modify the maturity profiles of such investments. The remainder of all trust accounts are considered available for sale. During fiscal 1998, $10.0 million of held to maturity securities were sold for $10.2 million, which was reinvested in similar fixed income securities with maturities more closely aligned with current landfill closure projections. During fiscal 1997, $3.9 million of held to maturity securities were sold for proceeds of $3.9 million. The gross unrealized holding gains and gross unrealized holding losses for held to maturity securities at September 30, 1998 were $0.2 million and $0.3 million, respectively, and at September 30, 1997 were $0.2 million and $0.2 million, respectively.

     The maturity dates for the Company's investments are as follows (in millions):

                                                         AVAILABLE    HELD TO
                     MATURITY DATE                       FOR SALE     MATURITY    COMBINED
                     -------------                       ---------    --------    --------
9/30/1998 - Cash equivalents...........................    $ 3.2         1.3         4.5
10/1/1998 - 9/30/2003..................................     10.8        20.3        31.1
10/1/2003 - 9/30/2008..................................      4.8         1.3         6.1
                                                           -----        ----        ----
          Total........................................    $18.8        22.9        41.7
                                                           =====        ====        ====

                  NORCAL WASTE SYSTEMS, INC. AND SUBSIDIARIES
                (WHOLLY OWNED BY THE NORCAL WASTE SYSTEMS, INC.
                    EMPLOYEE STOCK OWNERSHIP PLAN AND TRUST)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                          SEPTEMBER 30, 1998 AND 1997

  (j) Stock Options

     In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 123 establishes accounting and reporting standards for stock-based compensation plans. This Statement allows companies to choose between the "fair value based method of accounting" as defined in this Statement and the "intrinsic value based method of accounting" as prescribed by Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees." The Company has elected to remain with the accounting requirements under APB 25. The pro forma disclosures of net income required by SFAS No. 123, as if the fair value based method of accounting had been applied, are included in note 9.

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

     On October 14, 1998, the Company completed the acquisition of a waste collection company in the Los Angeles metropolitan area. The Company paid $2.2 million in cash, assumed liabilities of $0.2 million and issued two convertible notes with face values of $1.0 million each repayable over 5 years at 5.5% interest. The combined notes will be discounted to $1.8 million to yield an imputed interest rate of 8.5%. In November 1998, the Company acquired certain assets of two waste collection companies in the Los Angeles metropolitan area for $7.5 million, primarily in cash.

                  NORCAL WASTE SYSTEMS, INC. AND SUBSIDIARIES
                (WHOLLY OWNED BY THE NORCAL WASTE SYSTEMS, INC.
                    EMPLOYEE STOCK OWNERSHIP PLAN AND TRUST)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                          SEPTEMBER 30, 1998 AND 1997

(4) FRANCHISES, PERMITS AND OTHER INTANGIBLES

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

                                                             1998       1997
                                                            -------    ------
                                                             (IN THOUSANDS)
Franchises and contracts..................................  $ 9,705    11,135
Operating permit rights...................................   58,151    60,188
Excess of cost over net assets of businesses acquired.....    5,160     5,506
                                                            -------    ------
                                                            $73,016    76,829
                                                            =======    ======

(5) INVESTMENTS IN UNCONSOLIDATED AFFILIATES

     The investments in unconsolidated affiliates are included in other assets in the accompanying consolidated balance sheets. The Company's equity in earnings/(losses) of unconsolidated affiliates included in other income in the consolidated statements of income, was $0.4 million, $0.2 million and $(0.3) million for the years ended 1998, 1997 and 1996, respectively.

(6) LONG-TERM DEBT

     Long-term debt at September 30, 1998 and 1997 is summarized as follows:

                                                            1998       1997
                                                          --------    -------
                                                            (IN THOUSANDS)
Series B 12.5% Senior Notes, due 2005...................  $171,004    170,679
Note payable for business acquired, due in monthly
  installments through 2016, interest imputed at
  8.75%.................................................     1,622      1,658
Notes payable to former shareholders, due in monthly
  installments through 2017, interest at 6% to 8.5%.....       734        792
Other notes.............................................     1,057      1,224
                                                          --------    -------
          Total debt....................................   174,417    174,353
          Less current portion..........................       337        306
                                                          --------    -------
          Long-term debt................................  $174,080    174,047
                                                          ========    =======

     On November 21, 1995, the Company completed a private debt offering, (the "Refinancing") of $175.0 million in Series A Senior Notes. The Series A Senior Notes were to mature in November 2005 with interest payable semi-annually. The Series A Senior Notes were redeemable at the option of the Company, in whole or in part, at any time during or after November 2000. Prior to this date, the Series A Senior Notes were partially redeemable in the event of a public offering, or would have been required to be redeemed in the event of a change in control of the Company. The Series A Senior Notes were unsecured and ranked pari passu in right of payment to all existing and future senior indebtedness of the Company. The Series A Senior Notes were guaranteed on a senior unsecured basis by the Company's wholly-owned subsidiaries. The Indenture governing the Series A Senior Notes contained provisions which, among other things, (i) limit the Company's

                  NORCAL WASTE SYSTEMS, INC. AND SUBSIDIARIES
                (WHOLLY OWNED BY THE NORCAL WASTE SYSTEMS, INC.
                    EMPLOYEE STOCK OWNERSHIP PLAN AND TRUST)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                          SEPTEMBER 30, 1998 AND 1997

and its subsidiaries' ability to declare or pay dividends or other distributions (other than dividends or distributions payable to Norcal or any wholly owned subsidiary of Norcal), (ii) limit the purchase, redemption or retirement of capital stock and (iii) limit the incurrence of additional debt. In September 1996, the Company completed the exchange of all of its outstanding Series A Senior Notes for Series B Senior Notes (Senior Notes) with an identical principal balance and terms. The exchange was completed under the Securities Act of 1933. The interest rate on the Senior Notes at September 30, 1998 was 13.5%. The interest rate reverts back to 12.5% if Norcal (in one or more transactions) offers to purchase at 110% (whether or not any actual purchases are made) or redeems an aggregate of $25.0 million in principal amount of Senior Notes out of the proceeds of equity sales.

     The Company received net proceeds from the private debt offering of $170.2 million (after original issuance discount of $4.8 million). Deferred financing costs at September 30, 1998 include commissions and other costs related to the offering and the new credit agreement (see below) and are being amortized over the life of the Senior Notes and the new credit agreement. The Company used the proceeds from the Series A Senior Notes, proceeds from the liquidation of indemnification trusts and cash balances to repay $94.0 million of long-term debt, $2.2 million of capital leases, redeem and cancel subordinated notes for $73.4 million and settle litigation for $3.6 million. The recorded value and associated accrued interest of the subordinated notes that the Company redeemed was $103.3 million. The Company recognized an extraordinary gain of $31.4 million in connection with the redemption.

     The debt outstanding at September 30, 1998, matures as follows: 1999, $0.3 million; 2000, $0.3 million; 2001, $0.3 million; 2002, $0.5 million; 2003, $0.2 million; and thereafter, $172.8 million, net of unamortized discount of $4.3 million. Included in accrued expenses at September 30, 1998 and 1997 is accrued interest amounting to $9.0 million and $8.9 million, respectively.

     Concurrent with the private debt offering, the Company entered into a new Credit Agreement with a group of lenders and the First National Bank of Boston as Agent. The agreement, which expires on November 21, 2000, established a revolving credit facility in an amount of up to $100 million, up to $25 million of which can be used for letters of credit. Substantially all of the assets of the Company and its wholly owned subsidiaries are pledged to secure the obligations of the Company and such subsidiaries. Subsidiaries of the Company have guaranteed the debt under the Credit Agreement on a joint and several basis (note 17). The Credit Agreement provides for certain positive and negative covenants including restrictions on indebtedness, investments, and distributions among others, and financial covenants including leverage ratio, interest coverage ratio, consolidated net worth, and debt service ratio. In addition, the credit facility is reduced by $2.5 million each quarter beginning with the quarter ending December 31, 1998 until the maturity date. There are no compensating balance requirements or any informal arrangements in connection with any of the loans. The Company must pay to the lenders a commitment fee on the daily average amount of the unused credit commitment at an annual rate per annum equal to 0.05%, plus an amount equal to 2.25% of the face amount of each letter of credit. Except as set forth below, there were no borrowings outstanding under the Credit Agreement at September 30, 1998.

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

                  NORCAL WASTE SYSTEMS, INC. AND SUBSIDIARIES
                (WHOLLY OWNED BY THE NORCAL WASTE SYSTEMS, INC.
                    EMPLOYEE STOCK OWNERSHIP PLAN AND TRUST)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                          SEPTEMBER 30, 1998 AND 1997

     At September 30, 1998, the Company had utilized $2.1 million of the credit facility provided by the Credit Agreement for the letters of credit and had availability under the Credit Agreement of approximately $75.0 million, with an additional $22.9 million available for letters of credit. Changes in availability under the Credit Agreement are a function of changes in operating results, among other things.

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

                                                             1998       1997
                                                            -------    ------
                                                             (IN THOUSANDS)
Vehicles and equipment....................................  $ 6,535     6,535
Less accumulated amortization.............................   (4,711)   (3,472)
                                                            -------    ------
                                                            $ 1,824     3,063
                                                            =======    ======

     Future minimum lease payments under noncancelable operating leases and the present value of future minimum capital lease payments at September 30, 1998 are as follows:

                                                            CAPITAL    OPERATING
                                                            LEASES      LEASES
                                                            -------    ---------
                                                               (IN THOUSANDS)
Year ending September 30:
  1999....................................................  $1,287        3,720
  2000....................................................     654        3,797
  2001....................................................     247        3,046
  2002....................................................      55        2,603
  2003....................................................      --        1,985
  Thereafter..............................................      --        5,524
                                                            ------      -------
          Total minimum lease payments....................   2,243      $20,675
                                                            ======      =======
  Less amount representing interest.......................     219
                                                            ------
  Present value of minimum lease payments.................   2,024
  Less current portion....................................   1,114
                                                            ------
                                                            $  910
                                                            ======

     Rental expense charged to operations under all operating leases was approximately $4.6 million, $4.4 million and $3.9 million for the years ended 1998, 1997, and 1996, respectively, including amounts under short-term rental agreements.

                  NORCAL WASTE SYSTEMS, INC. AND SUBSIDIARIES
                (WHOLLY OWNED BY THE NORCAL WASTE SYSTEMS, INC.
                    EMPLOYEE STOCK OWNERSHIP PLAN AND TRUST)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                          SEPTEMBER 30, 1998 AND 1997

(8) INCOME TAXES

     Income tax expense (benefit) for the fiscal years ended September 30, 1998, 1997, and 1996 is as follows:

                                                             1998      1997     1996
                                                             -----    ------    ----
                                                                 (IN THOUSANDS)
Current:
  Federal..................................................  $ 465     1,635     639
  State....................................................    297       665     301
                                                             -----    ------    ----
                                                               762     2,300     940
                                                             -----    ------    ----
Deferred:
  Federal..................................................   (465)   (1,635)   (639)
  State....................................................   (297)     (665)   (301)
                                                             -----    ------    ----
                                                              (762)   (2,300)   (940)
                                                             -----    ------    ----
                                                             $  --        --      --
                                                             =====    ======    ====

     Total income tax expense differed from the amount computed by applying the federal statutory income tax rate of 35% to income as a result of the following:

                                                              1998     1997     1996
                                                              -----    -----    -----
Federal statutory tax rate..................................   35.0%    35.0%    35.0%
State taxes, net of federal benefit.........................    6.0      6.0      6.0
Change in valuation allowance...............................  (55.3)   (58.1)   (36.5)
Amortization of nondeductible intangibles...................    9.6     14.4      3.1
Permanent differences related to debt extinguishment........     --       --    (12.4)
Other.......................................................    4.7      2.7      4.8
                                                              -----    -----    -----
Income tax expense..........................................    0.0%     0.0%     0.0%
                                                              =====    =====    =====

     The deferred tax liability at September 30, 1998 and 1997 primarily relates to financial statement carrying amounts in excess of the tax basis in certain land investments that will not be disposed of in the foreseeable

                  NORCAL WASTE SYSTEMS, INC. AND SUBSIDIARIES
                (WHOLLY OWNED BY THE NORCAL WASTE SYSTEMS, INC.
                    EMPLOYEE STOCK OWNERSHIP PLAN AND TRUST)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                          SEPTEMBER 30, 1998 AND 1997

future. The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at September 30 are summarized below:

                                                               1998       1997
                                                              -------    ------
                                                               (IN THOUSANDS)
Deferred tax assets:
  Alternative minimum tax credit forward....................  $ 4,378     4,047
  Accrued liabilities.......................................    1,595     1,960
  Post retirement benefit obligations.......................   12,101    11,784
  ESOP expense, including accrued interest, in excess of
     cash contributions.....................................    6,133     7,105
  Insurance reserves........................................    6,747     6,693
  Vacation accrual..........................................    1,507     1,497
  Pensions..................................................    1,082        --
  Bad debts.................................................      865       828
  Other.....................................................      831     1,402
                                                              -------    ------
                                                               35,239    35,316
Less: Valuation allowance...................................   13,799    19,029
                                                              -------    ------
          Net deferred tax assets...........................   21,440    16,287
                                                              -------    ------
  Deferred tax liabilities:
  Property and equipment, basis and depreciation
     differences............................................   23,408    20,795
  Franchises, permits and other intangibles.................    1,749     2,412
  Pension contributions in excess of expense................       --       797
  Landfill closure reserves.................................    1,415     2,015
  Marketable securities.....................................      127        --
                                                              -------    ------
          Gross deferred tax liabilities....................   26,699    26,019
                                                              -------    ------
          Net deferred tax liabilities......................  $(5,259)   (9,732)
                                                              =======    ======

     The total valuation allowance decreased for the years ended September 30, 1998 and 1997 by $5.2 million and $5.7 million, respectively.

     At September 30, 1998 and 1997, the Company concluded it was unable to implement tax planning strategies which would have enabled the Company to reduce deferred tax liabilities. Consequently, the Company has provided a valuation allowance for deferred tax assets attributable to substantial expenses recognized for financial statement purposes which represent future deductible amounts.

     The Internal Revenue Service (the "Service") has completed an examination of the Company's income tax returns for the fiscal years ended September 30, 1988 through September 30, 1991. The Service is examining the Company's income tax returns for the fiscal years ended September 30, 1992 through September 30, 1994. The California Franchise Tax Board is examining the Company's income tax returns for the fiscal years ended September 30, 1993 and 1994.

     It is the Company's opinion that the matters relating to these examinations are adequately provided for or that the resolution of such matters will not have a material adverse impact on the financial condition of the Company; however, there can be no assurance that the impact of such matters on its results of operations or cash flows for any given reporting period will not be material.

                  NORCAL WASTE SYSTEMS, INC. AND SUBSIDIARIES
                (WHOLLY OWNED BY THE NORCAL WASTE SYSTEMS, INC.
                    EMPLOYEE STOCK OWNERSHIP PLAN AND TRUST)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                          SEPTEMBER 30, 1998 AND 1997

     The Company has elected to become an S Corporation effective October 1, 1998. Under S Corporation rules, taxable income and losses are passed through to the ESOP, the Company's sole shareholder, which is exempt from tax.

     The Company will still be subject to certain taxes as an S Corporation, including a minimum state franchise tax of 1.5% and federal and California built-in gains tax (set at the corporate tax rate) on sales of real estate and other assets, should any occur. In addition, for subsidiaries of the Company that do not elect to become Qualified Subchapter S Corporation Subsidiaries, deferred taxes must be maintained for existing tax liabilities.

     Deferred tax assets and liabilities are eliminated when a taxable enterprise becomes a non-taxable enterprise and the effect of recognizing or eliminating deferred tax assets or liabilities is charged or credited to income tax expense in income from continuing operations. However, corporations that elect S Corporation status generally are subject to tax under built-in gains provisions as previously discussed and thus would be required to continue to recognize deferred taxes associated with built-in gains and the California 1.5% franchise tax.

     The Company believes there will not be a material adjustment in the first quarter of the 1999 fiscal year to its total deferred tax liability or any material credit to income tax expense as a result of the S Corporation election.

(9) STOCKHOLDER'S EQUITY (DEFICIT)

  (a) Capital Structure

     The Company's Articles of Incorporation allow for the issuance of Preferred Stock in one or more series, at such designations, rates of dividends, redemption prices, liquidation payments, voting rights and conversion, exchange or other special rights to be determined at the time of issuance. None is presently issued or outstanding.

  (b) Stock Options

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

                  NORCAL WASTE SYSTEMS, INC. AND SUBSIDIARIES
                (WHOLLY OWNED BY THE NORCAL WASTE SYSTEMS, INC.
                    EMPLOYEE STOCK OWNERSHIP PLAN AND TRUST)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                          SEPTEMBER 30, 1998 AND 1997

     The following table sets out specific details of the respective stock option plans and status as of September 30, 1998, 1997 and 1996:

                                                                                          1996
                                                                                          NON-
                                                              1996         1996         EMPLOYEE
                                                 1990       EXECUTIVE    EMPLOYEE       DIRECTOR
                                                STOCK         STOCK        STOCK         STOCK
                                                OPTION      INCENTIVE    INCENTIVE       OPTION
            SHARES UNDER OPTION                  PLAN         PLAN         PLAN           PLAN
            -------------------               ----------    ---------    ---------      --------
Outstanding at September 30, 1996...........     242,750      990,000      527,500      105,000
Granted.....................................          --           --      472,500           --
Canceled....................................     (14,750)          --      (35,000)          --
                                              ----------    ---------    ---------      -------
Outstanding at September 30, 1997...........     228,000      990,000      965,000      105,000
                                              ==========    =========    =========      =======
Options available to grant at September 30,
  1997......................................   2,772,000    1,897,500    2,657,750(a)    70,000
                                              ==========    =========    =========      =======
Granted.....................................          --           --      487,500           --
Canceled....................................      (2,000)          --      (46,000)          --
                                              ----------    ---------    ---------      -------
Outstanding at September 30, 1998...........     226,000      990,000    1,406,500      105,000
                                              ==========    =========    =========      =======
Options available to grant at September 30,
  1998......................................   2,774,000    1,897,500    2,216,250(a)    70,000
                                              ==========    =========    =========      =======
Average option price:
  September 30, 1997........................  $     7.04         5.21         5.03         4.89
  September 30, 1998........................  $     7.04         5.21         5.22         4.89
Options exercisable:
  At September 30, 1996.....................     242,750       64,000           --           --
  At September 30, 1997.....................     228,000      202,000       98,500       35,000
  At September 30, 1998.....................     226,000      436,000      291,500       70,000

---------------
In addition to the plans summarized above, the Company has granted a nonqualified stock option pursuant to a plan (the "Deferred Compensation and Stock Option Plan") to an officer to purchase up to 300,000 shares of common stock at an exercise price of $4.89 per share. At September 30, 1998, 270,000 shares were vested and 30,000 shares will vest on May 27, 1999.

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

     The Company applies APB 25 in accounting for its Plans. Had the Company determined compensation cost using the fair value based method of accounting, as defined by SFAS No. 123, for its stock options, the Company's net income would have been reduced to the pro forma amounts indicated below:

                                                              YEAR ENDED SEPTEMBER 30,
                                                              -------------------------
                                                               1998     1997      1996
                                                              ------    -----    ------
                                                                   (IN THOUSANDS)
As reported.................................................  $9,461    6,526    30,243
Pro forma...................................................  $9,036    6,202    30,106

                  NORCAL WASTE SYSTEMS, INC. AND SUBSIDIARIES
                (WHOLLY OWNED BY THE NORCAL WASTE SYSTEMS, INC.
                    EMPLOYEE STOCK OWNERSHIP PLAN AND TRUST)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                          SEPTEMBER 30, 1998 AND 1997

     Pro forma net income has been computed using the Black-Scholes option pricing model and the following assumptions:

                                              EXPECTED      RISK-FREE
                                     FAIR     DIVIDEND      INTEREST                       VESTING
                                     VALUE     YIELD          RATE         VOLATILITY      PERIOD
                                     -----    --------    -------------    ----------    -----------
1998...............................  $6.26      0.0%          5.88%           0.1%           4 years
1997...............................  $5.59      0.0%          6.18%           0.1%           4 years
1996...............................  $5.18      0.0%      5.34% - 6.45%       0.1%       3 - 6 years

     The full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net income amounts presented above because the estimated compensation cost will be recognized over the options' vesting periods.

  (c) Employee Stock Ownership Plan

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

     During 1996 the ESOP received $3.5 million in insurance proceeds related to settlement of litigation. The proceeds were applied against Company loans to the ESOP.

     In connection with the Refinancing (note 6) the ESOP's indebtedness reflects, among other things, Norcal's funding of the ESOP's retirement of the ESOP Notes, repayment of all amounts owed under the Old Credit Agreement, and incurrence of new indebtedness by the Company pursuant to the Refinancing. At September 30, 1998, the outstanding principal balance owed to Norcal was $38.6 million. The ESOP and Norcal entered into a Fourth Amended and Restated ESOP Loan Agreement, effective as of October 1, 1995, whereby the ESOP will repay such outstanding indebtedness, plus unpaid accrued interest at the rate of seven percent (7.0%) per annum, in installments of approximately $9.8 million each as of September 30 of each year, beginning in 1996. In addition, the ESOP will prepay such outstanding indebtedness, without penalty, to the extent that Norcal makes contributions to the ESOP for the purpose of making such prepayments subject to certain limitations. The Company made additional contributions of $10.2 million and $9.1 million for 1998 and 1997, respectively, to the ESOP which amounts have been applied as prepayments of the loans from the Company to the ESOP.

                  NORCAL WASTE SYSTEMS, INC. AND SUBSIDIARIES
                (WHOLLY OWNED BY THE NORCAL WASTE SYSTEMS, INC.
                    EMPLOYEE STOCK OWNERSHIP PLAN AND TRUST)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                          SEPTEMBER 30, 1998 AND 1997

     The scheduled contribution to the ESOP presented in the accompanying balance sheets as a reduction in equity represents the aggregate principal amounts which the Company has scheduled to contribute to the ESOP in future years attributable to the original loans and is summarized as follows:

                                                                1998      1997
                                                              --------   -------
                                                                (IN THOUSANDS)
Loans from the Company to the ESOP..........................  $ 38,631    54,744
                                                              --------   -------
          Total scheduled contribution to the ESOP..........    38,631    54,744
ESOP compensation expense recognized in excess of
  Company contributions.....................................   (15,052)  (18,044)
                                                              --------   -------
  Net scheduled contribution to the ESOP....................  $ 23,579    36,700
                                                              ========   =======

     Following is a summary of shares as of September 30:

                                                               1998      1997      1996
                                                              ------    ------    ------
                                                                    (IN THOUSANDS)
Allocated...................................................  18,278    16,412    14,842
Committed to be released....................................   2,095     1,866     1,570
Unallocated.................................................   3,762     5,857     7,723
                                                              ------    ------    ------
                                                              24,135    24,135    24,135
                                                              ======    ======    ======

     The Company has an obligation to make cash contributions to the ESOP or to repurchase shares from participants as described below. The cash contributions made for purposes of funding ESOP benefit payments were $2.0 million, $1.7 million and $1.2 million for the years ended September 30, 1998, 1997, and 1996, respectively. The amount of the repurchase obligation will increase significantly in the future as the Company's workforce ages and retires, as additional shares are allocated to participants, if eligible participants elect to receive in-service withdrawals and if the value of common stock increases. The fair value of the shares as established by the ESOP Administrative Committee based on the valuation of independent appraisers was $6.26 and $5.59 as of September 30, 1998 and 1997, respectively.

     The Company's common stock is not traded on an established market. Presently, all shares are held by the ESOP, and all benefit distributions from the ESOP are intended to be made in cash which is received from Norcal or trust income. A participant who is vested is entitled to begin receiving a distribution of his or her ESOP accounts at a future date following his or her termination of employment. Distributions may be made in a lump sum, equal annual installments over a period generally not to exceed five years or a combination of the foregoing, generally as determined by the ESOP Administrative Committee (the Committee). The Committee also generally determines the time and manner of distributions, subject to the following limitations: (1) in the event of a participant's retirement, disability or death, distribution must begin prior to September 30th of the Plan Year following the Plan Year in which employment terminates; (2) if a participant's employment terminates for any other reason, distribution must begin prior to September 30th of the sixth Plan Year following the Plan Year in which employment terminates, although the Committee may (a) further defer distributions that are attributable to shares of Common Stock purchased with loan proceeds until after such loan has been repaid, and (b) further defer distributions that are not attributable to post-1986 shares until the participant reaches the age that he or she would be required to reach in order to qualify for retirement under the ESOP.

                  NORCAL WASTE SYSTEMS, INC. AND SUBSIDIARIES
                (WHOLLY OWNED BY THE NORCAL WASTE SYSTEMS, INC.
                    EMPLOYEE STOCK OWNERSHIP PLAN AND TRUST)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                          SEPTEMBER 30, 1998 AND 1997

(10) PENSION PLANS

     The Company has two noncontributory funded defined benefit pension plans covering a portion of their employees. Benefits are based on a formula which includes years of service and average compensation. Nonparticipating employees generally are covered under one of several multi-employer union plans to which the Company contributes.

     Net periodic pension cost for the years ended September 30, 1998, 1997, and 1996 included the following components:

                                                               1998       1997       1996
                                                              -------    -------    -------
                                                                     (IN THOUSANDS)
Service cost -- benefits earned during the period...........  $ 3,242      2,637      2,499
Interest cost on projected benefit obligations..............    7,513      7,198      6,624
Actual return on plan assets................................   (2,580)   (14,959)   (10,579)
Net amortization and (deferral).............................   (3,266)     9,348      5,480
                                                              -------    -------    -------
Net periodic cost...........................................  $ 4,909      4,224      4,024
                                                              =======    =======    =======

     Assets of the plans include marketable equity securities, money market funds, U.S. government obligations, fixed income securities and other investments.

     The following table sets forth the plans' funded status and amounts recognized in the Company's consolidated balance sheets at September 30, 1998 and 1997:

                                                                 1998
                                                 ------------------------------------          1997
                                                 PLAN WITH ASSETS    PLAN WITH ASSETS    PLANS WITH ASSETS
                                                    EXCEEDING           LESS THAN            EXCEEDING
                                                   ACCUMULATED         ACCUMULATED          ACCUMULATED
                                                     BENEFIT             BENEFIT              BENEFIT
                                                   OBLIGATIONS         OBLIGATIONS          OBLIGATIONS
                                                 ----------------    ----------------    -----------------
                                                                      (IN THOUSANDS)
Actuarial present value of benefit obligations:
  Accumulated benefit obligation, including
     vested benefits of $29,761 and $61,060 in
     1998 and $82,208 in 1997..................      $(32,880)           (64,464)             (85,187)
                                                     ========            =======             ========
Projected benefit obligation...................       (42,864)           (76,732)            (103,408)
Plan assets at fair value, primarily marketable
  equity securities, fixed income securities,
  U.S. government obligations, money market
  funds and other investments..................        33,991             59,959               92,374
                                                     --------            -------             --------
Projected benefit obligation in excess of plan
  assets.......................................        (8,873)           (16,773)             (11,034)
Unrecognized net loss from past experience
  different from that assumed and effects of
  changes in assumptions.......................         6,667             16,135                9,027
Prior service cost not yet recognized..........         1,095              2,734                3,948
Adjustment to recognize minimum liability......            --             (6,601)                  --
                                                     --------            -------             --------
       (Accrued liability) prepaid pension cost
          recognized in the consolidated
          balance sheets.......................      $ (1,111)            (4,505)               1,941
                                                     ========            =======             ========

                  NORCAL WASTE SYSTEMS, INC. AND SUBSIDIARIES
                (WHOLLY OWNED BY THE NORCAL WASTE SYSTEMS, INC.
                    EMPLOYEE STOCK OWNERSHIP PLAN AND TRUST)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                          SEPTEMBER 30, 1998 AND 1997

     In accordance with FASB Statement No. 87, the Company has recorded an additional minimum pension liability for its underfunded plan of $6.6 million as of September 30, 1998, representing the excess of unfunded accumulated benefit obligations over previously recorded pension liabilities. A corresponding amount has been recognized as an intangible asset (included in other assets) except to the extent that these additional liabilities exceed related unrecognized prior service cost, in which case the increase in liabilities is charged directly to stockholders' equity. At September 30, 1998, the reduction to stockholders' equity totaled $2.3 million, net of tax benefit of $1.6 million.

     It is the Company's current policy to contribute at least the minimum statutory amounts. Actual contributions to the pension plans were $4.0 million, $3.1 million and $3.5 million during 1998, 1997 and 1996, respectively.

     The weighted average discount rate was 6.75%, 7.50%, and 8.0%, respectively, for 1998, 1997, and 1996. The expected long-term rate of return on assets and rate of increase in future compensation levels used in determining the benefit obligations for all three years was 9.0% and 5.0%, respectively.

     In addition, the Company sponsors an unfunded deferred compensation and stock option plan for one of its executives. The accumulated benefit obligation and projected benefit obligation for this plan were $301,000 and $216,000 as of September 30, 1998 and 1997, respectively. The Company has recorded an additional minimum pension liability for this plan of $62,000 as of September 30, 1998. After recognizing an intangible asset related to the net transition obligation, the reduction to stockholders' equity at September 30, 1998 totaled $18,000, net of tax benefit of $13,000.

     Certain of the Company's union employees are participants in multi-employer union defined benefit pension plans. Pension cost charged to expense under these plans for the years ended September 30, 1998, 1997, and 1996, was $1.7 million, $1.5 million and $1.5 million, respectively. The Company's portion of the actuarially computed value of the vested and nonvested benefits of the plans and the net assets of the pension funds have not been determined.

     The Company is currently in a dispute with one of its unions with respect to an increase in pension benefits. If the union were to prevail the Company estimates that the accumulated benefit obligation would increase by an additional $9.1 million as of September 30, 1998 (note 13).

(11) POSTRETIREMENT MEDICAL BENEFITS

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

                  NORCAL WASTE SYSTEMS, INC. AND SUBSIDIARIES
                (WHOLLY OWNED BY THE NORCAL WASTE SYSTEMS, INC.
                    EMPLOYEE STOCK OWNERSHIP PLAN AND TRUST)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                          SEPTEMBER 30, 1998 AND 1997

     The postretirement medical benefit plans are unfunded. The following table sets forth the status of the postretirement medical benefits plans at September 30, 1998 and 1997:

                                                               1998       1997
                                                              -------    ------
                                                               (IN THOUSANDS)
Accumulated postretirement medical benefit obligation:
Retirees....................................................  $ 9,623    12,139
Active plan participants....................................   18,525    15,931
                                                              -------    ------
Accumulated postretirement medical benefit obligation.......   28,148    28,070
Unrecognized net gain from past experience different from
  that assumed and from changes in assumptions..............   10,866    10,198
Unamortized prior service cost not yet recognized in net
  periodic postretirement benefit cost......................   (4,070)   (4,112)
                                                              -------    ------
Accrued postretirement medical benefit liability............  $34,944    34,156
                                                              =======    ======

     Net periodic cost for the post retirement medical benefit plans for the years ended September 30, 1998, 1997 and 1996 included the following components:

                                                               1998     1997     1996
                                                              ------    -----    -----
                                                                   (IN THOUSANDS)
Interest cost on accumulated postretirement benefit
  obligation................................................  $1,963    1,753    1,625
Service costs...............................................     626      163       --
Amortization of prior service cost..........................      42     (234)    (403)
Amortization of gain........................................    (500)    (722)    (667)
                                                              ------    -----    -----
Net periodic cost...........................................  $2,131      960      555
                                                              ======    =====    =====

     For measurement purposes, an 8.18%, 9.50%, and 11.50% annual rate of increase in the medical cost trend rate was assumed for the 1998 - 99, 1997 - 98 and 1996 - 97 years, respectively. This rate was assumed to decrease incrementally to 4.75%, 5.50% and 7.0% after 6 years, 7 years and 9 years, respectively, and remain at that level thereafter. The medical cost trend rate has a significant effect on the amounts reported. The weighted average discount rates of 6.75%, 7.50%, and 8.0% were assumed as of September 30, 1998, 1997, and 1996, respectively. By increasing the assumed medical cost trend rate by 1 percentage point in each year, the service and interest cost components for the years ended September 30, 1998, 1997, and 1996, and the accumulated postretirement benefit obligation at September 30, 1998, 1997, and 1996 would increase approximately as follows:

                                                               1998    1997    1996
                                                              ------   -----   -----
                                                                  (IN THOUSANDS)
Service and interest component..............................  $  411     272     220
                                                              ======   =====   =====
Accumulated postretirement medical benefit obligation.......  $4,007   4,098   3,058
                                                              ======   =====   =====

(12) LANDFILL CLOSURE, POST-CLOSURE LIABILITIES, ENVIRONMENTAL LIABILITIES, TRUST ACCOUNTS, COMMITMENTS AND FUNDING

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

                  NORCAL WASTE SYSTEMS, INC. AND SUBSIDIARIES
                (WHOLLY OWNED BY THE NORCAL WASTE SYSTEMS, INC.
                    EMPLOYEE STOCK OWNERSHIP PLAN AND TRUST)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                          SEPTEMBER 30, 1998 AND 1997

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

     At September 30, 1998 and 1997, the Company has recorded closure and post-closure liabilities on its owned landfills of approximately $25.3 million and $27.1 million, respectively, based on the total estimated closure costs and post-closure maintenance and monitoring at each date, in current dollars, and the percentage of estimated landfill capacity remaining. The current portion of landfill closure liability at September 30, 1998 and 1997, amounting to approximately $0.9 million and $3.4 million, respectively, is included in accrued expenses and is determined by the amount of required funding of various trust funds in accordance with various jurisdictional requirements along with the estimate of closure/post-closure work to be performed in the next year. Amounts (credited) charged to operating expenses for landfill closure in 1998, 1997 and 1996, net of interest income earned on related trust accounts, were approximately $(0.4) million, $0.2 million and $0.2 million, respectively. Included in each year's expense are amounts that represent the effects of changes in cost and capacity estimates that are being recognized over the remaining life of each site. At September 30, 1998 and 1997, the future closure and post-closure obligation remaining to be recognized over the remaining lives of the applicable landfills is estimated to be approximately $29.3 million and $34.6 million, respectively. While the Company believes its estimates of closure and post-closure costs are reasonable, such amounts are based upon current laws, technology and information available on the properties. Accordingly, the Company's estimates may be subject to substantial upward revision.

     In accordance with State of California legislation, and other governmental jurisdictions, the Company has established restricted and unrestricted trust funds for each owned landfill which are funded annually in amounts designed to provide the resources to accomplish closure and post-closure maintenance and monitoring. The estimated funding requirements are $0.3 million for 1999 and approximately $2.2 million due over the subsequent 5 year period based upon volume used at the landfill and regulatory requirements. At September 30, 1998 and 1997, $25.4 million and $24.9 million, respectively, have been deposited in restricted and unrestricted trust accounts for this purpose. In addition, at September 30, 1998, the Company had deposited $2.5 million in a trust fund maintained by Humboldt County which is included in other assets.

                  NORCAL WASTE SYSTEMS, INC. AND SUBSIDIARIES
                (WHOLLY OWNED BY THE NORCAL WASTE SYSTEMS, INC.
                    EMPLOYEE STOCK OWNERSHIP PLAN AND TRUST)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                          SEPTEMBER 30, 1998 AND 1997

Withdrawals of funds from certain restricted trust accounts may require approval of regulatory agencies. In addition to establishing trust funds, the Company also provides financial assurance for one of its landfills through the issuance of a bond for $3.9 million.

     In addition, in accordance with State of California legislation, the Company is required to provide financial assurance for the initiation and completion of corrective action for potential releases of contaminants from its landfills. The Company has on deposit $2.8 million in trust funds as of September 30, 1998 and estimates that future contributions to trust funds of approximately $5.2 million over the remaining lives of the respective landfills will be required to satisfy these obligations. In the event of a release prior to full funding, the Company may be required to pay for the corrective action or to accelerate funding of the trust funds.

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

     California landfill operators must demonstrate financial assurance to compensate third parties for bodily injury and property damage arising out of landfill operations. Under the method adopted by the Company, the regulations require funding of $1.0 million per landfill to a maximum of $5.0 million Company-wide. To satisfy this requirement the Company has established financial assurance mechanisms for each landfill. As of September 30, 1998, the Company has approximately $3.4 million in three separate trust funds and has secured an insurance policy for the other landfill.

(13) COMMITMENTS AND CONTINGENCIES

     The Company has arranged stand-by letters of credit with various expiration dates totaling $2.1 million and $6.8 million at September 30, 1998 and 1997, respectively. These letters of credit are provided primarily to secure insurance and self-insurance obligations and for bond requirements. As of September 30, 1998, the Company has $22.9 million in stand-by letters of credit availability.

     The Company is self-insured for various risks of loss related to general liability, automobile liability, property damage, employee and certain retiree healthcare, and workers' compensation. The establishment of reserves and claim payment activity include estimates of the ultimate costs of claims that have been reported but not settled and of claims that have been incurred but not reported. Adjustments to the reserve are charged or credited to expense in the periods in which they are determined to be necessary. At September 30, 1998 and 1997, the Company's accrued liability for self-insured claims was approximately $17.3 million and $16.4 million, respectively. The current portion of self-insured claims at September 30, 1998 and 1997, amounting to approximately $8.1 million and $7.6 million, respectively, is included in accrued expenses.

     At September 30, 1998, the Company and the other unrelated investors were jointly and severally liable as guarantors of affiliates' (note 5) indebtedness totaling $0.4 million.

     On April 24, 1997, employees represented by the Sanitary Truck Drivers and Helpers Union Local 350 International Brotherhood of Teamsters ("Local 350") initiated a strike against certain San Francisco operations of the Company. The strike was resolved on April 26, 1997 when Local 350 voted to accept a five-year contract. A provision of the new contract related to an increase in pension benefits. The Company believes that it was agreed that the increase to certain pension benefits was to be prospective. Subsequently, Local 350 asserted that it understood the increase to be retroactive. The Company has served upon Local 350

                  NORCAL WASTE SYSTEMS, INC. AND SUBSIDIARIES
                (WHOLLY OWNED BY THE NORCAL WASTE SYSTEMS, INC.
                    EMPLOYEE STOCK OWNERSHIP PLAN AND TRUST)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                          SEPTEMBER 30, 1998 AND 1997

a demand to arbitrate this dispute under the terms of the collective bargaining agreement between the parties. Arbitration is scheduled to begin on May 12, 1999.

     If Local 350 were to prevail in the arbitration discussed above, the Company estimates that the accumulated benefit obligation (ABO) as of September 30, 1998 would increase by an additional $9.1 million which would generally result in an increase to the pension intangible asset with a corresponding offset to the accrued pension liability. In addition, if Local 350 were to prevail, the Company's estimated incremental increase in annual accruals for employee benefits would be approximately $2.4 million for pension and medical costs. The above estimates are based on a discount rate of 6.75%. The discount rate applied under GAAP fluctuates given market conditions today and subject to periodic revision. A change in the discount rate can result in significant fluctuations in the ABO.

(14) LITIGATION

     The Company and the ESOP were defendants in litigation brought by certain previous noteholders of the ESOP against, among others, certain financial institutions as to which the Company and/or the ESOP have certain indemnification obligations. In 1995, the litigation was settled, except for continuing claims by the noteholders against one of those financial institutions. That institution has claimed, among other things, that the Company and the ESOP have continuing indemnity obligations to it in connection with the litigation. The Company and the ESOP believe that such claims are without merit. In any case, given the terms of the settlement agreement, the Company believes it is unlikely that any ultimate unreimbursed liability on such claims would materially exceed the amount of the financial institution's legal fees and expenses.

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

                                                          1998                    1997
                                                  --------------------    --------------------
                                                  CARRYING      FAIR      CARRYING      FAIR
                                                   AMOUNT      VALUE       AMOUNT      VALUE
                                                  --------    --------    --------    --------
                                                                 (IN THOUSANDS)
Assets:
  Trust accounts................................  $ 36,190    $ 36,137    $ 35,009    $ 35,108
  Marketable securities.........................     5,552       5,552       5,552       5,552

Liabilities:
  Senior notes..................................   171,004     198,270     170,679     201,250
  Other long term debt including current
     portion....................................     3,413       3,413       3,674       3,674

                  NORCAL WASTE SYSTEMS, INC. AND SUBSIDIARIES
                (WHOLLY OWNED BY THE NORCAL WASTE SYSTEMS, INC.
                    EMPLOYEE STOCK OWNERSHIP PLAN AND TRUST)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                          SEPTEMBER 30, 1998 AND 1997

     Trust accounts and marketable securities -- The fair value of the trust accounts and marketable securities has been estimated based on market values provided by the respective trustees and quoted market prices.

     Senior Notes -- The fair value of the senior notes at September 30, 1998 and September 30, 1997 has been estimated using the quoted market price for the Notes based upon a limited number of transactions.

(16) BUSINESS SEGMENT, GEOGRAPHICAL AND OTHER INFORMATION

     The Company operates in one business segment -- solid waste management services primarily consisting of collection, transfer, disposal and landfill management to industrial, commercial, residential and municipal customers. In 1998, 1997 and 1996, one customer accounted for 19%, 17% and 14% of consolidated revenue, respectively, and 42% and 31% of consolidated accounts receivable at September 30, 1998 and 1997, respectively. The Company's San Francisco operations represents approximately 39%, 39% and 40% of revenues for the years 1998, 1997 and 1996, respectively, however the Company does not believe that it is exposed to credit risk.

     As of September 30, 1998, approximately 68% of the Company's employees were represented by unions. Of this total, approximately 1% are covered under contracts that have expired or will expire by September 30, 1999.

     The Company's operating results are affected by variations in its recycling revenues from the sale of recyclable commodities. The Company's recycling revenues are volatile and fluctuate in accordance with changes in prices of recyclable commodities which in turn are, in many cases, dependent on changes in worldwide supply of, and demand for, such recyclable commodities.

(17) GUARANTEE OF SECURITIES

     Norcal is a holding company and has no independent operations other than those relating to its subsidiaries. The Senior Notes are guaranteed by certain direct and indirect subsidiaries of Norcal. The guarantor subsidiaries are all wholly owned subsidiaries and the guarantees of the guarantors are full, unconditional and joint and several. The direct and indirect nonguarantor subsidiaries of Norcal are individually and in the aggregate inconsequential. Separate financial statements of each guarantor have not been presented since management has determined such separate financial statements are not material to noteholders.

                  NORCAL WASTE SYSTEMS, INC. AND SUBSIDIARIES
                (WHOLLY OWNED BY THE NORCAL WASTE SYSTEMS, INC.
                    EMPLOYEE STOCK OWNERSHIP PLAN AND TRUST)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                          SEPTEMBER 30, 1998 AND 1997

(18) SELECTED QUARTERLY FINANCIAL DATA, UNAUDITED

     The following table summarizes the unaudited quarterly results of operations (in thousands):

                                                          FIRST     SECOND      THIRD     FOURTH
                                                         QUARTER    QUARTER    QUARTER    QUARTER
                                                         -------    -------    -------    -------
Operating revenues
  1998.................................................  $88,453    76,885     80,653     91,866
                                                         =======    ======     ======     ======
  1997.................................................  $75,121    75,947     79,959     88,774
                                                         =======    ======     ======     ======
Income from operations
  1998.................................................  $ 7,754     4,568      7,971      7,317
                                                         =======    ======     ======     ======
  1997.................................................  $ 4,466     5,783      8,302      8,423
                                                         =======    ======     ======     ======
Net income (loss)
  1998.................................................  $ 2,295      (705)     5,696      2,175
                                                         =======    ======     ======     ======
  1997.................................................  $   (46)      856      2,550      3,166
                                                         =======    ======     ======     ======

ITEM 9. CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The names, ages and positions and offices with Norcal of the current executive officers and directors of Norcal are set forth below.

                 NAME                   AGE                   POSITION
                 ----                   ---                   --------
Michael J. Sangiacomo.................  49     President, Chief Executive Officer and
                                               Director
Robert J. Coyle.......................  51     Executive Vice President, Chief
                                               Operating Officer
Mark R. Lomele........................  42     Senior Vice President, Chief Financial
                                               Officer and Treasurer
George P. McGrath.....................  45     Senior Vice President, Chief
                                               Information Officer
Donald M. Moriel......................  64     Vice President -- Special Projects
Bennie J. Anselmo, Jr.................  53     Vice President -- Equipment
                                               Procurement and Maintenance
David A. Cochrane.....................  42     Vice President -- Facilities
                                               Development and Technical Services
Jon D. Braslaw........................  37     Vice President, Corporate Controller
Kenneth James Walsh...................  51     Division Manager of Southern
                                               California
Archie L. Humphrey....................  46     Division Manager of Northern
                                               California
Gale R. Kaufman.......................  44     Director
John B. Molinari(a)(b)................  89     Director, Chairman of the Board of
                                               Directors
H. Welton Flynn(a)(b).................  76     Director

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

     ROBERT J. COYLE was appointed Executive Vice President and Chief Operating Officer of Norcal in October 1998. Mr. Coyle also serves as an executive officer and director of all of Norcal's subsidiaries. Prior to joining Norcal in October 1998, Mr. Coyle served in a variety of executive positions during a 29 year career with Waste Management, Inc., in Illinois, Hawaii, California, the Netherlands and the United Kingdom. He holds a B.S. in Management from De Paul University.

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

     GEORGE P. MCGRATH has served as Senior Vice President, Chief Information Officer of Norcal since October 1998, responsible for all of the Company's information systems. Since July 1996, Mr. McGrath has served as Vice President and General Manager of Alta Environmental Services, Inc., a subsidiary that markets certain types of landfill space to third parties. Prior to joining Norcal in October 1995, Mr. McGrath served as Vice President and Area General Manager for Chemical Waste Management in the Western Region of the United States from October 1990 to February 1995. Mr. McGrath holds a B.S. in Psychology from Western Michigan University.

     DONALD M. MORIEL has served as Vice President -- Special Projects since October 1998. From June 1992 to October 1998, Mr. Moriel served as Executive Vice President and Chief Operating Officer of Norcal and from June 1994 to October 1998 as an executive officer and a director of all of Norcal's subsidiaries. He also serves as an executive officer and a members' representative of Nortech. Mr. Moriel is the President and Chief Executive Officer of Pentagon Equities Corporation, a consulting company. Mr. Moriel's son-in-law is the Vice President and General Manager of Norcal's Vacaville Sanitary Service subsidiary and Group Manager of five additional subsidiaries.

     BENNIE J. ANSELMO, JR. has served as Vice President -- Equipment Procurement and Maintenance and Vice President of Alta Leasing Co., Inc. since November 1990. Mr. Anselmo served as Director of Equipment Procurement for Golden Gate Disposal Company from January 1988 until his transfer to Norcal in November 1990. Mr. Anselmo began his career with Golden Gate Disposal Company in 1962, serving as shop foreman and shop superintendent, among other capacities.

     DAVID A. COCHRANE has served since February 1995 as Vice
President -- Facilities Management and Technical Services of Norcal. Prior to that Mr. Cochrane served Norcal as Director of Technical Services since October 1994, and as Corporate Manager for Landfill Engineering since April 1993. From November 1996 to April 1998, Mr. Cochrane served as Vice President of Alta Environmental Services, Inc., a subsidiary that markets certain types of landfill space to third parties, and as Vice President of B&J Drop Box, subsidiary that owns a landfill in Vacaville, CA, and Western Placer Recovery, Inc., a subsidiary that operates a landfill in Roseville, CA. Before joining Norcal in April 1993, Mr. Cochrane served since April 1990 as an executive manager for Emcon Associates, an environmental and engineering consulting firm that provided services to the waste industry, including Norcal and its subsidiaries. He holds a B.A. in Geology from Humboldt State University.

     JON D. BRASLAW has served as Vice President, Corporate Controller since January 1997. Mr. Braslaw served as Controller from August to December 1996, as Assistant Controller from April to July 1996, as Manager of Financial Reporting from January 1995 to March 1996, and as a Financial Analyst from November 1989 to December 1994. He holds a B.A. in Economics from the University of California at Santa Barbara.

     KENNETH JAMES WALSH has been an employee of Norcal since 1966. During this period, Mr. Walsh has performed extensive operations functions. Mr. Walsh has worked at seven Norcal subsidiary companies, and has been the Division Manager of Southern California since 1990. He is responsible for overall management of the contracts with San Bernardino and Kern Counties. Mr. Walsh is currently Vice President of Norcal Waste Systems of Southern California, the subsidiary that administers the Company's Southern California operations, Vice President and Division Manager of Norcal/San Bernardino, Inc., the subsidiary that administers the Company's San Bernardino County operations, and Norcal Disposal and Recycling, Inc., the subsidiary that administers the Company's Los Angeles operations, Vice President and General Manager of Norcal Waste Solutions, Inc., and Vice President of J.J.V. Disposal, Inc.

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

     JOHN B. MOLINARI has served as a director of Norcal and its predecessor since 1986 and as Chairman of the Board since December 1990. From 1948 to 1953, Mr. Molinari served as a judge of the San Francisco Municipal Court; from 1953 to 1962, he served as a judge of the San Francisco Superior Court; and from 1962 to 1977, he served as a Justice on the California Court of Appeal. He has been an attorney in private practice since 1977. He serves on the board of directors of Redwood Bank, and is a member of its compensation committee.

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

     Compensation of Directors. Directors who are employees of Norcal or its subsidiaries do not receive additional compensation for their services as directors of Norcal. For services as a non-employee director during fiscal year 1998, John B. Molinari, H. Welton Flynn and Gale R. Kaufman were each paid $43,500, $38,500 and $33,500, respectively. Each non-employee director receives an annual retainer of $18,000 and a payment of $1,000 plus expenses for each board meeting attended and $1,000 plus expenses for each committee meeting attended that is held at a different time or place than a board meeting. Non-employee directors are also eligible to receive option grants under the 1996 Non-Employee Director Stock Option Plan. All directors are eligible to receive option grants under the 1996 Stock Plan and the 1996 Employee Plan.

     Compensation Committee. Interlocks and Insider Participation in Compensation Decisions. Messrs. Molinari and Flynn were appointed to the Compensation Committee in May 1992. Neither has ever been an officer or employee of Norcal or any of its subsidiaries. Mr. Sangiacomo, President and Chief Executive Officer of Norcal, participates fully with the committee members in recommending to Norcal's Board of Directors the salaries, benefits and incentive compensation for Norcal's executive officers, excluding his own.

ITEM 11. EXECUTIVE COMPENSATION

     Summary Compensation Table. The following table provides certain summary information concerning the compensation paid or accrued during the three fiscal years ended September 30, 1998 to Norcal's Chief Executive Officer and to each of the four other most highly compensated executive officers of Norcal who received compensation in excess of $100,000 during the last completed fiscal year (the "Named Executive Officers"):

                                                                             SECURITIES
                                                              OTHER ANNUAL   UNDERLYING       ALL OTHER
          NAME AND            FISCAL    SALARY     BONUS(A)   COMPENSATION     OPTIONS     COMPENSATION(C)
     PRINCIPAL POSITION        YEAR       ($)        ($)          ($)        (NUMBER)(B)         ($)
     ------------------       ------    -------    --------   ------------   -----------   ---------------
Michael J. Sangiacomo.......   1998     391,400    300,000           --             --          60,612
  President and Chief          1997     371,924    175,000           --             --          44,509
  Executive Officer            1996     350,000    147,500           --        960,000          35,205
Donald M. Moriel............   1998     300,000    187,500           --             --         150,207(d)
  Vice President,              1997     293,943    120,000           --             --         145,491(d)
  Special Projects(e)          1996     275,578    100,000       68,615        300,000          63,016(d)
Mark R. Lomele..............   1998     200,000    125,000           --         40,000          45,309
  Senior Vice President,       1997     186,539     75,000           --         40,000          34,813
  Chief Financial Officer
  and Treasurer                1996     128,233     50,000           --         65,000(b)       28,145
Kenneth James Walsh.........   1998     178,750     70,000           --         40,000          53,940
  Division Manager --          1997     193,253     50,000       65,556         45,000          40,453
  Southern California          1996     154,617     40,000       25,502         35,000(b)       31,574
Archie L. Humphrey..........   1998     178,750     70,000           --         40,000          53,137
  Division Manager --          1997     167,306     50,000           --         40,000          39,710
  Northern California          1996     135,013     30,500           --         75,000(b)       31,415

---------------
(a) Bonuses are indicated for the fiscal year in which they were earned based on the achievement of certain business plan targets.

(b) Options for fiscal year 1996 include certain options that were granted during fiscal year 1997 with respect to employment during fiscal year 1996.

(c) Unless otherwise indicated in a note to this table, this amount consists primarily of increases in the value of the individual's ESOP account as a result of an allocation of additional shares of Norcal's Common Stock to such account as well as an increase in the estimated fair market value per share of such stock. This figure also includes premiums paid by Norcal on behalf of the Named Executive Officers for group life insurance during each of the years indicated, pro-rated for partial years of service

(d) Represents amounts earned with respect to a deferred annuity to be paid as part of the Deferred Compensation Stock Option Plan (as hereinafter defined), along with compensation relating to the increase in the value of his ESOP account (see footnote (c)).

(e) Mr. Moriel served as the Company's Executive Vice President and Chief Operating Officer from June 1994 to October 1998. He has served as the Company's Vice President, Special Projects since October 1998.

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

     In October 1998, Norcal entered into an employment agreement with Mr. Coyle, its Chief Operating Officer. Under the agreement, Mr. Coyle is entitled to receive a salary of at least $240,000 per year, a hiring bonus of $40,000 and a relocation allowance of $50,000. Mr. Coyle is eligible to participate in the Short-Term Incentive Bonus Plan. In addition, Mr. Coyle receives insurance and other benefits and perquisites generally available to Norcal's executive employees. Mr. Coyle is entitled to severance benefits of $120,000 if his employment is terminated without cause before October 1999 and $240,000 after October 1999.

     Norcal has granted Mr. Coyle a nonqualified stock option pursuant to its 1996 Employee Stock Plan (as defined below) to purchase Common Stock consisting of three series, with each series being for 50,000 shares. The exercise price for the Series A shares is $6.26. The exercise price for the Series B and Series C shares will be equal to the fair market value of those share on September 30 of 1999 and 2000, respectively. Each Series generally will vest over four years, with the first vesting for the Series A, Series B and Series C portions of the options to occur on September 30 of 1999, 2000 and 2001, respectively. Under certain circumstances, the option may vest completely if: (i) persons who are directors of Norcal as of the date of adoption of the 1996 Employee Stock Plan (the "Employee Plan Incumbent Board") cease to constitute a two-thirds majority of Norcal's board of directors (provided that any director whose nomination or election is approved by a two-thirds majority of the Employee Plan Incumbent Board shall be considered a member of the Employee Plan Incumbent Board); (ii) a merger or like event involving Norcal is consummated unless, among other things, Norcal shareholders immediately before such event own immediately following such event at least 75% of the voting securities of the resulting corporation; or (iii) substantially all of Norcal's assets are sold (other than to a subsidiary of the Company, 80% or more of the outstanding voting securities of which are owned by the Company).

     In June 1996, Norcal entered into an employment agreement with Mr. Moriel, then the Company's Executive Vice President and Chief Operating Officer and currently its Vice President, Special Projects. Under the agreement, Mr. Moriel is entitled to receive a salary of at least $275,000 per year, with $50,000 of such annual salary deferred pursuant to the Deferred Compensation Stock Option Plan. Mr. Moriel is eligible to participate in the Short-Term Incentive Bonus Plan. In addition, Mr. Moriel receives insurance and other benefits and perquisites generally available to Norcal's executive employees.

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

     Norcal granted Mr. Moriel a nonqualified stock option under the Deferred Compensation Stock Option Plan to purchase up to 300,000 shares of Common Stock at an exercise price of $4.89 per share. The option will vest as follows: as of September 30, 1997, 270,000 shares were vested and 30,000 shares will vest on May 27, 1999. The option will vest completely upon Mr. Moriel's termination as a result of disability or death. Subject to certain provisions of the Deferred Compensation and Stock Option Plan, Mr. Moriel may exercise his option with respect to the shares that have vested at any time on or before September 30, 2002.

     In April 1996, the Board of Directors adopted a severance pay policy (the "Severance Policy") which would be triggered by a change in control of Norcal. The program covers up to ten key employees of the Company (but not Messrs. Sangiacomo, Coyle and Moriel). Each employee covered by the Severance Policy will receive an amount equal to his current base salary if there is a change in control of Norcal and the employee is constructively terminated or terminated without cause within 13 months after such change in control. The Company has not designated any specific employees to be covered by the Severance Policy at this time.

     Short-Term Incentive Bonus Plan. In April 1996, the Company adopted a Short-Term Incentive Bonus Plan, which was amended by the Company on October 29, 1998 (as amended, the "1996 Bonus Plan"), providing variable cash bonuses for up to approximately 70 of the Company's executive and management employees (including the Named Executive Officers). Under the 1996 Bonus Plan, cash bonuses will be based on a percentage of each participant's base salary, with such percentages varying depending on how closely Norcal (or its regional operations, as the case may be) achieves specific financial, operational and strategic objectives. No bonuses will be paid unless the Company's profit before taxes exceeds the aggregate amount of bonuses due to be paid pursuant to the 1996 Bonus Plan. Depending on the employee, cash bonuses will range from 5% to 30% of base salary if 85% of the target is achieved to between 20% and 120% of base salary if 120% of the target is achieved. The Company has retained the discretion to modify such bonuses as it deems appropriate. The Board of Directors may, from time to time, modify the 1996 Bonus Plan.

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

     1996 Employee Stock Incentive Plan (the "1996 Employee Plan"). Pursuant to the 1996 Employee Plan, up to 5,260,500 shares of Common Stock (less any such shares set forth in awards granted pursuant to the 1996 Stock Plan, the 1990 Option Plan, the Non-Employee Director Plan and the Deferred Compensation Stock Option Plan) have been set aside to satisfy awards that may be granted to officers, employees or directors of the Company or its affiliates. Awards may consist of incentive or nonqualified stock options, restricted stock, stock appreciation rights, performance awards and dividend equivalent rights. The 1996 Employee Plan will expire in April 2006. The 1996 Employee Plan is administered by a committee of non-employee directors (currently, the Compensation Committee), which has the power to determine when and to whom awards will be granted and the terms of each award. The terms of any award will be set forth in an award agreement, which may modify or delete provisions of the 1996 Employee Plan that would otherwise apply to such award or which may contain other terms and restrictions not set forth in the 1996 Employee Plan.

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

     Messrs. Lomele, Humphrey, Walsh, McGrath, Braslaw, Cochrane and Anselmo, who are employees of the Company and/or certain subsidiaries, were each awarded options with respect to their employment during fiscal year 1998 to purchase up to 40,000, 40,000, 40,000, 25,000, 25,000, 20,000 and 10,000 shares of Common
Stock, respectively, under the 1996 Employee Plan. Options granted for 1998 were issued at an exercise price of $5.59 per share. These options have a seven-year term (commencing on the date of grant) and vest over four years from the date of grant.

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

     Generally, in the event that (i) there is a merger, consolidation or other reorganization in which Norcal is not the surviving entity or becomes a subsidiary of another corporation, (ii) there is a sale of all or substantially all of Norcal's assets, (iii) there is a sale of more than 50 percent of Norcal's outstanding stock to one or more persons who are not shareholders of Norcal or (iv) there is a dissolution or liquidation of Norcal (the transactions referred to in clauses (i) - (iv) are each referred to herein as a "Corporate Transaction"), Norcal is obligated to (i) require the successor entity to (A) assume Mr. Moriel's option or (B) substitute a comparable option of such successor entity (or any of, its affiliated entities), or (ii) notify Mr. Moriel at least 30 days before a Corporate Transaction occurs so that he will have an opportunity to purchase all or part of his vested shares prior to the consummation of such Corporate Transaction, at which time Mr. Moriel's option will be cancelled. Shares acquired pursuant to the exercise of the option granted under the Deferred Compensation Stock Option Plan are subject to certain restrictions on transfers. In addition, with certain exceptions, transfers of such shares are subject to Norcal's right of first refusal, which right will terminate upon the consummation of Norcal's first public offering of Common Stock. Upon the later of Mr. Moriel's termination of employment and the term of his option, Norcal will have an assignable option to repurchase shares of Common Stock awarded to Mr. Moriel pursuant to the Deferred Compensation Stock Option Plan.

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

     As of September 30, 1998, options to purchase 226,000 shares of Common Stock were outstanding under the 1990 Option Plan, at an exercise price of $7.04 per share. No options were granted or exercised under the 1990 Option Plan during fiscal year 1998. The following table provides certain information with respect to options outstanding during fiscal year 1998 for the Named Executive Officers. No stock appreciation rights ("SARs") were outstanding during such period.

                          OPTION GRANTS IN FISCAL 1998

                                   NUMBER OF
                                   SECURITIES
                                   UNDERLYING     % OF TOTAL
                                    OPTIONS     OPTIONS GRANTED   EXERCISE       EXPIRATION       PRESENT
              NAME                 GRANTED(A)    TO EMPLOYEES      PRICE            DATE          VALUE(B)
              ----                 ----------   ---------------   --------   ------------------   --------
Michael J. Sangiacomo............         0            --             --             --                --
Donald M. Moriel.................         0            --             --             --                --
Mark R. Lomele...................    40,000           8.2%         $5.59     September 30, 2005   $59,482
Kenneth James Walsh..............    40,000           8.2%         $5.59     September 30, 2005   $59,482
Archie Humphrey..................    40,000           8.2%         $5.59     September 30, 2005   $59,482

---------------
(a) Options granted to Messrs. Lomele, Walsh and Humphrey were granted pursuant to the 1996 Employee Plan. Each of the options is a non-qualified option and expires on September 30, 2005. Each option will vest as follows: 20% will vest on each of September 30, 1999 and 2000, and 30% will vest on each of September 30, 2001 and 2002. In the event of a change in control, the Compensation Committee, in its sole discretion, may take a variety of actions with respect to the options that it considers to be in the best interests of the Company. The Company will have an assignable option upon termination of an individual's employment to repurchase any such shares. The Company's repurchase option with respect to vested shares will terminate upon an initial public offering.

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

         (iv) the stock price is assumed to be $6.26, which is as of September 30, 1998, the effective date of the most recently completed valuation;

         (v) the value of the options is discounted by 5% per year to account for assumed forfeitures.

                AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                    AND FISCAL YEAR END OPTION & SAR VALUES

                                SHARES                   NUMBER OF OUTSTANDING      UNEXERCISED IN-THE-MONEY
                               ACQUIRED                     OPTIONS/SARS AT          OPTIONS/SARS AT FISCAL
                                  IN        VALUE           FISCAL YEAR-END          YEAR END EXERCISABLE/
            NAME               EXERCISE    REALIZED    EXERCISABLE/UNEXERCISABLE         UNEXERCISABLE
            ----               --------    --------    -------------------------    ------------------------
Michael J. Sangiacomo........     0           0             491,000/544,000            $243,520/$510,400
Donald M. Moriel.............     0           0             275,000/ 30,000            $123,300/$ 41,100
Mark R. Lomele...............     0           0              44,000/111,000            $ 26,450/$114,790
Kenneth James Walsh..........     0           0              26,000/ 97,000            $ 29,190/$123,010
Archie L. Humphrey...........     0           0              46,000/117,000            $ 19,310/$ 94,450

     Pension Plans. The Norcal Waste Systems, Inc. Defined Benefit Pension Plan (the "Norcal Pension Plan") is a defined benefit pension plan maintained for certain employees of Norcal and its subsidiaries. Most of the other employees of Norcal and its subsidiaries are covered by certain collective bargaining agreements or by the Envirocal, Inc. Retirement Plan (the "Envirocal Retirement Plan"), the plan covering certain former employees of Envirocal, Inc., one of Norcal's predecessors, and certain of Envirocal's subsidiaries. The Norcal Pension Plan is funded as required by ERISA and does not require employee contributions. Full vesting generally is obtained after five years of vesting service. The calculation of annual retirement benefits is generally based upon years of service and average annual compensation for the five consecutive calendar years that produce the highest such average. Compensation used in determining retirement benefits generally consists of an employee's total annual earnings, including overtime pay and bonuses limited to $160,000.

     The following table shows the estimated annual retirement benefit payable on normal retirement at age 62 for unmarried employees (or a married employee who elects a single life annuity) at specified compensation levels with various years of service for the Norcal Pension Plan:

                           NORCAL PENSION PLAN TABLE

                                                                   YEARS OF SERVICE
                                                       ----------------------------------------
                   REMUNERATION                          15        20        25      30 OR MORE
                   ------------                        ------    ------    ------    ----------
$ 50,000...........................................     8,250    11,000    13,750      16,500
$ 65,000...........................................    10,725    14,300    17,875      21,450
$ 75,000...........................................    12,375    16,500    20,625      24,750
$ 85,000...........................................    14,025    18,700    23,375      28,050
$125,000...........................................    20,625    27,500    34,375      41,250
$160,000 and above.................................    26,400    35,200    44,000      52,800

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

     As of September 30, 1998, the Named Executive Officers had the following estimated credited years of service under the Norcal Pension Plan: Mr. Sangiacomo, 9.75 years; Mr. Moriel, 6.25 years; Mr. Lomele, 10.00 years; Mr. Walsh, 10.83 years; and Mr. Humphrey, 12.92 years.

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

     As of September 30, 1998, Mr. Sangiacomo had an estimated 5.17 years of credited services under the Envirocal Retirement Plan. The estimated annual retirement benefit to which he will be entitled under the Envirocal Retirement Plan is $16,383. That estimate is computed as a Single Life Benefit and is not subject to deduction for Social Security or other offset amounts.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information with respect to the beneficial ownership of Norcal's Common Stock as of December 15, 1998 by (i) each person known to Norcal to beneficially own 5% or more of Norcal's Common Stock, (ii) each director of Norcal, (iii) the Named Executive Officers, and
(iv) all directors and executive officers of Norcal as a group.

                                                       NUMBER OF SHARES BENEFICIALLY OWNED
                                               ----------------------------------------------------
                                                                  STOCK
                                                                 OPTIONS
                                                               EXERCISABLE
                                                                   IN
             BENEFICIAL OWNER(A)               ESOP ACCOUNT    60 DAYS(B)       TOTAL       PERCENT
             -------------------               ------------    -----------    ----------    -------
Norcal Waste Systems, Inc. ESOP(c)...........   24,134,973              0     24,134,973     100.0%
Michael J. Sangiacomo........................       50,759        491,000        541,759       2.1%
Donald M. Moriel.............................       23,104        275,000        298,104       1.2%
Mark R. Lomele...............................       29,190(d)      44,000         73,190(d)      *
Kenneth James Walsh..........................       40,473         26,000         66,473         *
Archie L. Humphrey...........................       40,329         46,000         86,329         *
John B. Molinari.............................            0         57,500         57,500         *
H. Welton Flynn..............................            0         45,000         45,000         *
Gale R. Kaufman..............................            0         23,334         23,334         *
All executive officers and directors as a
  group (11 persons).........................   24,134,973(e)   1,007,834     25,326,662(e)  100.0%

---------------
 *  Less than 1%.

(a) Except as otherwise indicated in the notes to this table, the address of each beneficial owner of more than 5% of the Common Stock is c/o Norcal Waste Systems, Inc., Five Thomas Mellon Circle, San Francisco, California 94134.

(b) As ESOP participants, the individuals named in the table have shared voting power, but no investment power, over the shares of Common Stock allocated to such individuals' ESOP account, unless they are members of the ESOP Administrative Committee. See note (c) below. The ESOP account includes allocated shares as of September 30, 1998.

(c) The Trustee of the ESOP is Imperial Trust Company (the "ESOP Trustee"), 456 Montgomery Street, Suite 1250, San Francisco, California 94104. An aggregate of 24,134,973 shares of Common Stock were held by the ESOP Trustee as of September 30, 1998, of which approximately 20,372,619 had been allocated to the accounts of individual ESOP participants, including officers of Norcal. All of the shares held by the ESOP Trustee are currently voted in most matters as determined by the Administrative Committee of the ESOP. However, in certain matters the ESOP participants direct the ESOP Trustee to vote the shares allocated to their respective accounts. Therefore, the members of the Administrative Committee currently have shared voting and investment power with respect to all shares held by the ESOP Trustee. None of the members of the Administrative Committee has sole voting power over any shares, but as ESOP participants they have shared voting power over the shares allocated to their individual ESOP accounts. The members of the Administrative Committee, and the number of shares of Common Stock that were allocated to their respective ESOP accounts as of September 30, 1998 are as follows: Archie L. Humphrey, 40,329 shares; John A. Legnitto, 13,976 shares; and Mark R. Lomele, 29,190 shares. In addition, Messrs. Humphrey and Lomele hold options to purchase 10,000 and 10,000 shares of Common Stock, respectively, that are exercisable within 60 days, with an exercise price of $7.04 per share, which is higher than the fair market value of Norcal's Common Stock as of September 30, 1998, along with options to purchase 30,000 and 26,000, respectively, that are exercisable within 60 days at $4.89 per share and options to purchase 8,000 and 8,000, respectively, that are exercisable within 60 days at $5.18 per share. With respect to each member of the ESOP Administrative Committee, the number of such shares in the member's individual ESOP account, together with those subject to stock options exercisable within 60 days, represent less than 1% of the outstanding shares of Common Stock as of September 30, 1998.

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

     The ESOP Trustee has granted the Committee a proxy to vote all shares held by the ESOP. The Committee elects Norcal's Board of Directors, may remove these directors, and votes with respect to certain corporate transactions requiring or presented for shareholder approval. However, with respect to any corporate matter that requires a shareholder vote and constitutes a merger, consolidation, recapitalization, reclassification, liquidation, dissolution, sale of substantially all assets of a trade or business or such similar transactions as may be specified in U.S. Treasury Department regulations, voting instructions are to be solicited from ESOP participants with respect to shares allocated to their accounts. The Committee determines the voting of any unallocated shares and any allocated shares for which ESOP participants do not provide voting instructions. Because a significant number of shares are unallocated (3,762,354 shares or 15.6% of outstanding stock), currently the Committee may be able to exercise a significant influence over such matters. If Norcal's capital stock becomes registered under the Exchange Act, each ESOP participant will be able to direct voting of those shares allocated to his or her account and the Committee will have responsibility for voting only unallocated or undirected shares. The sale of any shares of Norcal Common Stock by the ESOP requires the approval of the Board of Directors.

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

     NORCAL CONTRIBUTIONS AND ALLOCATIONS

     Norcal may make contributions to the ESOP in the form of cash, cancellation of indebtedness (on the various loans that Norcal has made to the ESOP (the "ESOP Loans"), or newly issued shares of common stock, in such amounts as may be determined annually by the Board of Directors. The ESOP may use cash contributions to make payments on the ESOP Loans, to make distributions of benefits to participants (or beneficiaries) or to invest in investments other than common stock of Norcal. Contributions to the ESOP are allocated each plan year to those participants who complete at least 1,000 hours of service during the plan year and are employed on September 30 (or who retire, become disabled or die during the plan year). Of 24,134,973 total shares, 3,762,354 shares were unallocated as of September 30, 1998.

     To the extent that the ESOP utilizes cash contributions from Norcal to repay the ESOP Loans, the contribution will result in no net cash outlay by Norcal. Moreover, such contributions to the ESOP are generally tax-deductible.

     The Credit Agreement and the Indenture relating to the Senior Notes expressly permit Norcal to pay dividends or make contributions or loans to the ESOP in order for the ESOP to pay cash benefits due to retired, terminated or withdrawing ESOP participants and/or to repurchase Norcal common stock distributed to such participants. To the extent Norcal contributes funds to the ESOP for this purpose or is obligated to repurchase common stock distributed to participants, Norcal will have less cash available to make payments on its outstanding indebtedness. Furthermore, the amount Norcal may contribute to the ESOP to fund such ESOP distribution obligations (or may use to repurchase common stock distributed by the ESOP) will increase significantly in the future as the Company's workforce ages and retires, as additional shares of common stock are allocated to participants, if eligible participants elect to receive in-service withdrawals or if the value of the common stock increases. Such an increase in contributions would reduce the amount of cash available for other purposes, including to make debt service payments.

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

     In connection with the Refinancing, the ESOP's indebtedness reflects, among other things, Norcal's funding of the ESOP's retirement of the ESOP Notes, repayment of all amounts owed under the Old Credit Agreement, and incurrence of new indebtedness by the Company pursuant to the Refinancing. At September 30, 1998, the outstanding principal balance owed to Norcal was $23.6 million. The ESOP and Norcal have entered into a Fourth Amended and Restated ESOP Loan Agreement, effective as of October 1, 1995, whereby the ESOP will repay such outstanding indebtedness, plus unpaid accrued interest at the rate of seven percent (7.0%) per annum, in installments of approximately $9.8 million each as of September 30 of each year, beginning in 1996. In addition, the ESOP will prepay such outstanding indebtedness, without penalty, to the extent that Norcal makes contributions to the ESOP for the purpose of making such prepayments. The

ESOP's repayment of principal and interest on such outstanding indebtedness may not exceed the sum of Norcal's contributions to the ESOP for the purpose of making such repayments, plus any cash dividends paid on Norcal's common stock held by the ESOP and earnings on Norcal contributions to the ESOP, less any repayments made by the ESOP in prior years.

     Norcal and the ESOP are contemplating changes to the Fourth Amended and Restated ESOP Loan Agreement in light of certain tax planning strategies relating to the Company's S Corporation election. If adopted, these changes would defer amortization of loan principal balances, which would result in a deferral of share allocations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations." After making its S Corporation election, the Company may reduce its annual contributions to the ESOP, which could prevent the ESOP from prepaying certain of its outstanding indebtedness to the Company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

CONSULTING ARRANGEMENTS WITH KAUFMAN CAMPAIGN CONSULTANTS

     Kaufman Campaign Consultants ("KCC"), of which Ms. Kaufman, a director of Norcal, is President and sole shareholder, is party to a consulting agreement with the Company, effective May 16, 1996, pursuant to which KCC has agreed to provide the Company with certain consulting services in the areas of political affairs, public affairs, media and public relations. The agreement, which had an original term of one year, has been extended by the Company and KCC through September 30, 1999. Under the agreement, KCC receives a monthly fee of $9,500. KCC received an aggregate of $114,000 in fees during fiscal year 1998.

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

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM 8-K

     (a) 1. FINANCIAL STATEMENTS

            Report of KPMG Peat Marwick LLP, Independent Auditors

            Consolidated balance sheets as of September 30, 1998 and 1997

            Consolidated statements of income for each of the three years in the period ended September 30, 1998

            Consolidated statements of stockholder's equity (deficit) for each of the three years in the period ended September 30, 1998

            Consolidated statements of cash flows for each of the three years in the period ended September 30, 1998

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

     3. EXHIBITS

     EXHIBIT                            DESCRIPTION
     -------                            -----------
     3.1        Articles of Incorporation of Norcal Waste Systems, Inc.+
     3.2        Restated Bylaws of Norcal Waste Systems, Inc.+
     4.1        Indenture between Norcal Waste Systems, Inc. and IBJ
                Schroder Bank & Trust Company dated as of November 21, 1995+
     4.3        Form of the 12 1/2% Series Notes due 2005+
    10.1        Norcal Waste Systems, Inc. Employee Stock Ownership Plan, as
                amended and restated as of October 1, 1993 (the "ESOP")+
                - Amendment No. 1, dated effective October 1, 1993, executed
                December 29, 1994+
                - Amendment No. 2, dated effective February 1, 1995,
                executed April 27, 1995+
                - Amendment No. 3, dated effective October 1, 1993, executed
                September 28, 1995+
                - Amendment No. 4, dated effective November 17, 1995+
    10.1.1      Amendment No. 5, dated effective October 1, 1996, executed
                January 30, 1997++
    10.2        Employee Stock Ownership Trust Agreement between Norcal
                Solid Waste Systems, Inc. (now "Norcal Waste Systems, Inc.,"
                hereinafter referred to as "Norcal") and Imperial Trust
                Company, dated March 15, 1990+*
    10.4        Revolving Credit Agreement by and among Norcal, certain of
                Norcal's subsidiaries (the "Guarantors"), The First National
                Bank of Boston, and the Banks named on Schedule 1 therein, dated as of November 21, 1995+
                - First Amendment to Revolving Credit Agreement, dated
                December 1, 1995+
    10.4.1      Second Amendment to Revolving Credit Agreement, dated
                November 26, 1996, filed as Exhibit 10.45 to the Company's
                Form 10-K for the fiscal year ended September 30, 1996,
                filed December 27, 1996, and incorporated herein by this
                reference.
    10.4.2      Third Amendment to Revolving Credit Agreement, dated May 12,
                1997, filed as Exhibit 10.1 to the Company's Quarterly
                Report for the quarter ended March 31, 1997, filed May 15,
                1997, and incorporated herein by this reference.
    10.5        Security Agreement by and among Norcal, the Guarantors and
                The First National Bank of Boston, dated as of November 21,
                1995+
    10.6        Pledge Agreement by and among Norcal, the Guarantors and The
                First National Bank of Boston, dated as of November 21,
                1995+
    10.7        Partnership Pledge Agreement by and among Norcal, the
                Guarantors and The First National Bank of Boston, dated as of November 21, 1995+
    10.8        Collateral Assignment of Permits and Contracts by and among
                Norcal, Guarantors and The First National Bank of Boston,
                dated as of the November 21, 1995+
    10.9        Purchase Agreement between Norcal, Bear, Stearns & Co. Inc.
                and Montgomery Securities, dated November 15, 1995+
    10.10A/B    Exchange Registration Rights Agreement by and among Norcal, the Subsidiary Guarantors named therein, Bear, Stearns & Co.
                Inc. and Montgomery Securities, dated as of November 21,
                1995+

     EXHIBIT                            DESCRIPTION
     -------                            -----------
    10.11       Memorandum of Material Settlement Terms between Norcal, the
                ESOP, and the Settling Plaintiffs named therein, dated
                August 9, 1995+
    10.12       Master Finance Lease between Caterpillar Financial Services
                Corporation and Alta Equipment Leasing Co., Inc., dated as of December 21, 1994+
    10.13       Master Lease Agreement between Heller Financial Leasing,
                Inc. and Norcal, dated June 30, 1994+
    10.14       Lease Agreement between OB--1 Associates, as landlord, and
                Norcal, as tenant, for premises located at 5 Thomas Mellon
                Circle, San Francisco, CA, dated April 4, 1989+
                - Amendment to Lease, dated effective January 15, 1990+
                - Amendment to Lease, dated effective April 1, 1990+
                - Third Amendment to Lease, dated effective January 15,
                1991+
    10.14.1     Fourth Amendment to Lease, dated effective October 21,
                1997++
    10.16       Employment Agreement with Donald M. Moriel, dated as of June
                4, 1996+*
    10.18       Norcal Amended & Restated 1990 Stock Option Plan, effective
                July 23, 1990, as amended August 10, 1990+*
    10.18.1     Amendment No. 1 to Norcal Waste Systems, Inc. Amended and
                Restated 1990 Stock Option Plan, dated effective June 1,
                1997++*
    10.20       Form of Indemnity Agreement (separate agreements were
                executed by Norcal and each of John B. Molinari, H. Welton
                Flynn, Archie L. Humphrey and Michael J. Sangiacomo as of
                February 27, 1992)+*
    10.21       Agreement to Terminate Indemnification Trust and Modify
                Indemnity Agreement between Norcal and M. Sangiacomo, H.
                Flynn, J. Molinari, A. Humphrey and W. Graham, dated as of
                October 16, 1995+*
    10.22       Waste Disposal Agreement between Oakland Scavenger Company and City and County of San Francisco and Sanitary Fill
                Company, dated January 2, 1987+
    10.23       Agreement in Facilitation of Waste Disposal Agreement
                between City and County of San Francisco and Sanitary Fill
                Company, dated January 2, 1987+
    10.24       1996 Employee Stock Incentive Plan+*
    10.24.1     Amendment No. 1 to 1996 Employee Stock Incentive Plan++*
    10.25       1996 Executive Stock Incentive Plan, as amended+*
    10.25.1     Amendment No. 1 to 1996 Executive Stock Incentive Plan, as
                amended++*
    10.26       1996 Non-Employee Director Stock Option Plan+*
    10.26.1     Amendment No. 1 to 1996 Non-Employee Director Stock Option
                Plan++*
    10.27       Restated Consulting Agreement between Norcal and Robert
                Corbolotti, dated July 19, 1996+*
    10.28       Restated Consulting Agreement between Norcal and David
                Pacini, dated July 19, 1996+*
    10.29       Amended Short-Term Incentive Bonus Plan*
    10.30       Employment Agreement between Norcal and Michael J.
                Sangiacomo, dated as of January 22, 1996, as amended+*
    10.33       Option Agreement between Norcal and Michael J. Sangiacomo, dated as of June 24, 1996, as amended+*
    10.36       Summary of Material Terms of Severance Policy for Certain
                Key Employees+*
    10.37       Fourth Amended and Restated Loan Agreement by and between
                Norcal and the ESOP, effective as of October 1, 1995+

     EXHIBIT                            DESCRIPTION
     -------                            -----------
    10.38       Consulting Agreement between Norcal and Kaufman Campaign
                Consultants, dated May 16, 1996+*
    10.38.2     Extension No. 2 of Consulting Agreement, dated October 20,
                1998
    10.39       Deferred Compensation and Stock Option Plan+*
    10.40       Stock Option Agreement, dated as of April 4, 1996, between
                Norcal and John B. Molinari+*
    10.41       Stock Option Agreement, dated as of January 12, 1996,
                between Norcal and John B. Molinari+*
    10.42       Stock Option Agreement, dated as of April 4, 1996, between
                Norcal and H. Welton Flynn+*
    10.43       Stock Option Agreement, dated as of January 12, 1996,
                between Norcal and H. Welton Flynn+*
    10.44       Stock Option Agreement, dated as of July 16, 1996, between
                Norcal and Gale Kaufman+*
    10.45       Indemnification Agreement with Gale R. Kaufman, dated as of
                July 24, 1997, filed as Exhibit 10.1 to the Company's
                Quarterly Report for the quarter ended June 30, 1997, filed
                August 14, 1997, and incorporated herein by this reference*
    10.46       Golden Gateway Commons Building III Office Lease, dated
                January 12, 1996, filed as Exhibit 10.1 to the Company's
                Quarterly Report for the quarter ended December 31, 1997,
                filed February 13, 1998, and incorporated herein by this
                reference
    10.47       Agreement of Purchase and Sale and Joint Escrow
                Instructions, dated April 8, 1998, filed as Exhibit 10.1 to the Company's Quarterly Report for the quarter ended June
                30, 1998, filed August 17, 1998, and incorporated herein by this reference
    10.48       Employment Agreement, between Norcal and Robert J. Coyle,
                dated as of October 26, 1998*
    10.49       Nonqualified Stock Option Agreement, dated as of October 26,
                1998 between Norcal and Robert J. Coyle*
    12.1        Calculation of Ratio of Earnings to Fixed Charges
    21.1        Subsidiaries of Norcal
    27.1        Financial Data Schedule

Exhibits available upon request to the Company.
---------------
+ Incorporated by reference to the identically numbered exhibit to the Company's Registration Statement on Form S-4 (File No. 33-80777), as amended and declared effective on August 16, 1996.

++ Incorporated by reference to the identically numbered exhibit to the Company's Annual Report for the fiscal year ended September 30, 1997, filed December 24, 1997.

*  Management contract or compensatory plan or arrangement.

     (b) REPORTS ON FORM 8-K

     None.

                                   SIGNATURES

Dated: December 21, 1998                  NORCAL WASTE SYSTEMS, INC.

                                          By:    /s/ MICHAEL J. SANGIACOMO
                                              ----------------------------------
                                            Michael J. Sangiacomo
                                            President, Chief Executive Officer
                                              and Director

                           NORCAL WASTE SYSTEMS, INC.

           SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                                                 BALANCE AT     CHARGES
                                                BEGINNING OF      TO                     BALANCE AT
                                                    YEAR        EXPENSE    DEDUCTIONS    END OF YEAR
                                                ------------    -------    ----------    -----------
YEAR ENDED SEPTEMBER 30, 1998
Allowance for Doubtful Accounts...............    $ 2,017       $   940     $   755        $ 2,202
                                                  =======       =======     =======        =======
Insurance.....................................    $16,449       $11,259     $10,405        $17,303
Post Retirement Benefit Obligations...........     34,156         2,131       1,342         34,945
Litigation, Claims and Related Matters........        612            --         128            484
Property and Other Reserves...................      2,941           250         979          2,212
                                                  -------       -------     -------        -------
          Total...............................    $54,158       $13,805     $12,824        $55,139
                                                  =======       =======     =======        =======
YEAR ENDED SEPTEMBER 30, 1997
Allowance for Doubtful Accounts...............    $ 1,611       $ 1,307     $   901        $ 2,017
                                                  =======       =======     =======        =======
Insurance.....................................    $12,608       $12,231     $ 8,390        $16,449
Post Retirement Benefit Obligations...........     34,395           960       1,199         34,156
Litigation, Claims and Related Matters........        814            --         202            612
Property and Other Reserves...................      1,783         1,170          12          2,941
                                                  -------       -------     -------        -------
          Total...............................    $49,600       $14,361     $ 9,803        $54,158
                                                  =======       =======     =======        =======
YEAR ENDED SEPTEMBER 30, 1996
Allowance for Doubtful Accounts...............    $ 1,277       $ 1,275     $   941        $ 1,611
                                                  =======       =======     =======        =======
Insurance.....................................    $10,269       $10,236     $ 7,897        $12,608
Post Retirement Benefit Obligations...........     34,917           554       1,076         34,395
Litigation, Claims and Related Matters........      2,995            --       2,181            814
Property and Other Reserves...................      2,940            --       1,157          1,783
                                                  -------       -------     -------        -------
          Total...............................    $51,121       $10,790     $12,311        $49,600
                                                  =======       =======     =======        =======

Supporting schedules other than the above have been omitted because they are not applicable or not required or because the information to be set forth therein is included in the financial statements or notes thereto herein.

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                           DESCRIPTION
-------                          -----------
10.29    Amended Short-Term Incentive Bonus Plan
10.38.2  Extension No. 2 of Consulting Agreement dated October 20,
         1998
10.48    Employment Agreement between Norcal and Robert J. Coyle,
         dated as of October 26, 1998
10.49    Nonqualified Stock Option Agreement between Norcal and
         Robert J. Coyle, dated as of October 26, 1998
12.1     Calculation of Ratio of Earnings to Fixed Charges
21.1     Subsidiaries of Norcal
27.1     Financial Data Schedule (EDGAR only)