Form 10-Q
period 1998-12-31
NORCAL WASTE SYSTEMS INC
filed 1999-02-12
CIK 932923

This Quarterly Report is filed by Norcal Waste Systems, Inc.
               pursuant to certain contractual requirements and not
                 pursuant to the Securities Exchange Act of 1934
                    and the rules and regulations thereunder.

                               QUARTERLY REPORT

                For the quarterly period ended December 31, 1998

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

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date. On February 8, 1998, there were 24,134,973 shares of $.01 par value Common Stock outstanding.

NORCAL WASTE SYSTEMS, INC. AND SUBSIDIARIES
(a wholly owned subsidiary of the Norcal Waste Systems, Inc.
Employee Stock Ownership Plan and Trust)

CONSOLIDATED BALANCE SHEETS
(in thousands)
(unaudited)
                                                     December 31,   September 30,
                                                        1998            1998
                                                    -------------   -------------
Assets
Current assets:
  Cash                                                   $18,089       $39,752
  Marketable securities                                    5,552         5,552
  Trust accounts, current portion                          1,940         1,940
  Accounts receivable, less allowance for doubtful
    accounts of $2,361 at December 31, 1998 and $2,202
    at September 30, 1998                                 46,648        49,789
  Parts and supplies                                       2,322         2,200
  Prepaid expenses                                         3,697         2,640
                                                        ---------     ---------
      Total current assets                                80,248       101,873
                                                        ---------     ---------

Property and equipment:
  Land                                                    46,481        46,103
  Landfills                                               29,766        29,419
  Buildings and improvements                              47,630        47,422
  Vehicles and equipment                                 138,018       130,190
  Construction in progress                                 8,951         6,291
                                                        ---------     ---------
      Total property and equipment                       270,846       259,425
  Less accumulated depreciation and amortization         115,483       111,791
                                                        ---------     ---------
      Property and equipment, net                        155,363       147,634
                                                        ---------     ---------

Franchises, permits and other intangibles, net            81,353        73,016
Trust accounts                                            34,723        34,250
Deferred financing costs, net                              6,584         6,920
Other assets                                               7,373         8,168
                                                        ---------     ---------
      Total other assets                                 130,033       122,354
                                                        ---------     ---------
        Total assets                                    $365,644      $371,861
                                                        =========     =========

<F1>
See accompanying notes to consolidated financial statements.


NORCAL WASTE SYSTEMS, INC. AND SUBSIDIARIES
(a wholly owned subsidiary of the Norcal Waste Systems, Inc.
Employee Stock Ownership Plan and Trust)

CONSOLIDATED BALANCE SHEETS, Continued
(in thousands)
(unaudited)
                                                     December 31,  September 30,
                                                         1998          1998
                                                    -------------  -------------
Liabilities and Stockholder's Equity
Current liabilities:
  Current portion:
    Long-term debt                                        $457           $337
    Capital lease obligations                            1,035          1,114
  Accounts payable                                       9,902          7,984
  Accrued expenses                                      43,405         57,873
  Income taxes payable                                      93             90
  Deferred revenues                                      2,788          2,703
  Other accrued liabilities                              3,621          3,731
                                                      ---------      ---------
      Total current liabilities                         61,301         73,832
                                                      ---------      ---------
Long-term debt                                         176,021        174,080
Obligations under capital leases                           818            910
Deferred income taxes                                    5,207          5,259
Landfill closure liability                              25,779         25,938
Postretirement medical benefits                         33,767         33,601
Other liabilities                                       14,559         14,244
                                                      ---------      ---------
      Total liabilities                                317,452        327,864
                                                      ---------      ---------
Commitments and contingencies
Stockholder's equity:
  Common stock, $.01 par value; 100,000,000 shares
    authorized;
    24,134,973 shares issued and outstanding               241            241
  Additional paid-in-capital                           166,378        166,378
  Accumulated deficit                                  (93,878)       (96,928)
  Accumulated other comprehensive deficit               (2,189)        (2,115)
                                                      ---------      ---------
                                                        70,552         67,576
Less net scheduled contribution to the ESOP            (22,360)       (23,579)
                                                      ---------      ---------
      Total stockholder's equity                        48,192         43,997
                                                      ---------      ---------
        Total liabilities and stockholder's equity    $365,644       $371,861
                                                      =========      =========

<F1>
See accompanying notes to consolidated financial statements.


NORCAL WASTE SYSTEMS, INC. AND SUBSIDIARIES
(a wholly owned subsidiary of the Norcal Waste Systems, Inc.
Employee Stock Ownership Plan and Trust)

CONSOLIDATED STATEMENTS OF INCOME
(in thousands)
(unaudited)

                                              Three Months Ended
                                                  December 31
                                                1998       1997
                                             ---------  ---------
Revenues                                      $83,326    $88,453
Cost of operations:
  Operating expenses                           59,009     64,037
  Depreciation and amortization                 5,083      4,982
  ESOP compensation expense                     1,834      3,555
  General and administrative                    8,775      8,125
                                             ---------  ---------
    Total cost of operations                   74,701     80,699

Operating income                                8,625      7,754

  Interest expense                             (6,514)    (6,451)
  Interest income                                 890        812
  Other income, net                                49        180
                                             ---------  ---------
    Income before income taxes                  3,050      2,295
Income tax expense                                  -          -
                                             ---------  ---------
    Net income                                 $3,050      2,295
                                             =========  =========

<F1>
See accompanying notes to consolidated financial statements.


NORCAL WASTE SYSTEMS, INC. AND SUBSIDIARIES
(a wholly owned subsidiary of the Norcal Waste Systems, Inc.
Employee Stock Ownership Plan and Trust)

CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY
For the three months ended December 31, 1998
(in thousands)
(unaudited)

                                                                        Accumulated      Net
                                                Additional                 other      scheduled
                                 Common Stock     paid-in  Accumulated comprehensive contribution
                              Shares     Amount   capital     deficit      deficit    to the ESOP   Total
Balances, September 30, 1998  $24,135     $241   $166,378    ($96,928)   ($2,115)     ($23,579)   $43,997
  Net income                        -        -          -       3,050          -             -      3,050
  Other comprehensive loss,
    net of tax                      -        -          -           -        (74)            -        (74)
Contributions to reduce
  ESOP debt                         -        -          -           -          -         1,219      1,219
                              --------  -------  ---------  ----------   --------     ---------   --------
Balances, December 31, 1998   $24,135     $241   $166,378    ($93,878)    (2,189)     ($22,360)   $48,192
                              ========  =======  =========  ==========   ========     =========   ========

<F1>
See accompanying notes to consolidated financial statements.


NORCAL WASTE SYSTEMS, INC. AND SUBSIDIARIES
(a wholly owned subsidiary of the Norcal Waste Systems, Inc.
Employee Stock Ownership Plan and Trust)

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)
                                                                Nine Months Ended
                                                                   December 31
                                                                 1998       1997
                                                               --------   --------
Cash flows from operating activities:
  Net income                                                    $3,050     $2,295

  Adjustments to reconcile net loss to net cash
  provided by operating activities:
    Depreciation and amortization                                5,083      4,982
    ESOP compensation expense                                    1,834      3,555
    Senior notes interest and amortized financing costs         (5,480)    (5,349)
    Other                                                         (648)     1,164
    Changes in assets and liabilities, net of
      effects of acquisitions and dispositions                  (5,775)   (16,647)
                                                              ---------  ---------
        Net cash used in operating activities                   (1,936)   (10,000)
                                                              ---------  ---------
Cash flows from investing activities:
  Acquisitions of property and equipment                       (10,218)    (3,614)
  Payment for businesses acquired                               (9,360)         -
  Proceeds from dispositions                                        37        134
  Other                                                             50         92
                                                              ---------  ---------
        Net cash used in investing activities                  (19,491)    (3,388)
                                                              ---------  ---------
Cash flows from financing activities:
  Principal payments on long-term debt and capitalized leases     (384)      (349)
  Proceeds from other debt                                         148          -
                                                              ---------  ---------
        Net cash used in financing activities                     (236)      (349)
                                                              ---------  ---------

Net decrease in cash and cash equivalents                      (21,663)   (13,737)
Cash and cash equivalents, beginning balance                    39,752     32,330
                                                              ---------  ---------
Cash and cash equivalents, ending balance                      $18,089    $18,593
                                                              =========  =========
  Supplemental cash flow information:

    Interest                                                   $12,088    $11,902
                                                              =========  =========
    Income taxes                                                     -          -
                                                              =========  =========
    Schedule of noncash investing and financing activities:
      Debt issued and liabilities assumed in acquisitions       $2,578          -
                                                              =========  =========

<F1>
See accompanying notes to consolidated financial statements.

NORCAL WASTE SYSTEMS, INC. AND SUBSIDIARIES
(a wholly owned subsidiary of the Norcal Waste Systems, Inc.
Employee Stock Ownership Plan and Trust)

Notes to Consolidated Financial Statements

(1) General

The interim consolidated financial statements presented herein include Norcal Waste Systems, Inc. ("Norcal") and its subsidiaries (collectively, Norcal and its subsidiaries are referred to herein as the "Company"). These interim consolidated financial statements should be read in conjunction with the Company's consolidated financial statements and the notes thereto, which include information as to significant accounting policies, for the year ended September 30, 1998. Such interim consolidated financial statements are unaudited but, in the opinion of management, reflect all adjustments necessary (consisting of items of a normal recurring nature) for a fair presentation of the Company's interim financial position, results of operations, and cash flows. Results of operations for interim periods are not necessarily indicative of those of a full year.

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

(3) Long-term Debt

         Long-term debt at December 31, 1998 and September 30, 1998 is summarized as follows:

                                    (in thousands)


                                                      December 31   September 30
                                                     ------------   ------------

Senior Notes due November 15, 2005, interest at 13.5%   $171,092       $171,004
Note payable for business acquired due in monthly
 installments through 2016, interest imputed at 8.75%      1,613          1,622
Convertible notes payable for business acquired, due
  in eight quarterly installments beginning
  December 2001, interest imputed at 8.5%                  1,804              -
Notes payable to former shareholders, due in monthly
 installments through 2017, interest at 6% to 8.5%           719            734
Other Notes                                                1,250          1,057
                                                       ----------     ----------
         Total debt                                      176,478        174,417
         Less current portion                                457            337
                                                       ----------     ----------
Long-term debt                                          $176,021       $174,080
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

In conjunction with the private debt offering, the Company entered into a new Credit Agreement (the "Credit Agreement") with a group of lenders and BankBoston, N.A., as Agent. The Credit Agreement, as amended, provides for a revolving credit facility in an amount of up to $97.5 million
(depending upon certain financial ratios), up to $25.0 million of which may be used for letters of credit. At December 31, 1998, the Company had utilized $2.1 million of its credit facility for letters of credit and had availability under the Credit Agreement (based on limitations imposed by certain financial ratios) of $58.8 million along with $22.9 million which may be utilized for additional letters of credit. Changes in availability under the Credit Agreement are a function of changes in operating results, among other things. In addition, certain covenant measures become more restrictive over time, and maximum availability decreases by $2.5 million per quarter. The first reduction occurred December 31, 1998 and reductions continue each quarter until expiration of the Credit Agreement.

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

If Local 350 were to prevail in the arbitration discussed above, the Company estimates that the accumulated benefit obligation (ABO) as of September 30, 1998 would increase by an additional $9.1 million which would generally result in an increase to the pension intangible asset with a corresponding offset to the accrued pension liability. In addition, if Local 350 were to prevail, the Company's estimated incremental increase in its annual accurals for employee benefits would be approximately $2.4 million for pension and medical costs.
The above estimates are based on a discount rate of 6.75%. The discount rate applied under generally accepted accounting principles ("GAAP") fluctuates with market conditions. A change in the discount rate can result in significant adjustments to the ABO.

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

The Company filed an appeal of the DIR's ruling with the Director of the DIR (the "Director") on March 4, 1998. On July 27, 1998, the Director issued a decision affirming the DIR's initial determination that the operation of the San Bernardino County Landfills is a public work and therefore subject to prevailing wage laws. However, the Director rejected the automatic adoption of general construction industry prevailing wage rates for landfill operators and referred the matter to the Labor Commissioner of the Division of Labor Standards Enforcement (the "Commissioner") for a determination as to the prevailing wage for landfill operators such as those employed by the Company in San Bernardino County. The Commissioner has heard evidence in the matter. The hearing is scheduled to resume for a partial day on February 24, 1999 with the next and final day of the hearing expected to be in the second half of March 1999. The Company can not predict the outcome of this matter by the Commissioner's rate determination process. If the Company is unable to satisfactorily resolve this matter with the Commissioner, the Company would likely pursue litigation. If the Company is ultimately unsuccessful in its efforts to achieve a favorable outcome, it could have a material adverse impact on the financial condition and results of operations of the Company.

(6) Year 2000 Compliance

The Company has underway a project to review and modify, as necessary, its computer applications, hardware and other equipment to make them Year 2000 compliant. The Company has also initiated formal communications with suppliers, contractors, financial institutions and other third parties having a substantial relationship to its business to determine the extent to which the Company may be vulnerable to such third parties' failures to achieve Year 2000 compliance.

Failure to achieve Year 2000 compliance by the Company, its suppliers, contractors, financial institutions and other third parties with which the Company has material relationships could negatively affect the Company's ability to conduct business for an extended period. There can be no assurance that all information technology systems and components will be fully Year 2000 compliant; in addition, other companies on which the Company's systems and operations rely may or may not be fully compliant on a timely basis, and any such failure could have a material adverse impact on the financial condition, cash flow and results of operations of the Company.

(7) Income Taxes

The Company has elected to become taxable as an S Corporation effective October 1, 1998. In addition, in connection with the Company's S Corporation election the Company also elected, for income tax purposes only, to treat a substantial number of its subsidiaries as divisions of the Company. Generally, the income of an S Corporation (including its divisions) is not subject to federal income taxation at the corporate level, but, instead, the income of the S Corporation is passed through and reported directly on the tax returns of the S Corporation shareholders. However, because the sole sharholder of the Company, the Norcal Waste Systems, Inc. Employee Stock Ownership Plan and Trust (the "ESOP"), is a tax-exempt employee stock ownership plan, it also will not be subject to tax on its allocable share of the Company's taxable income. As a result of the S Corporation election and the evaluation of potential built-in gains, the Company had no changes to its total deferred tax liability during the quarter and consequently there was no income tax expense for the three months ended December 31, 1998.

(8) Comprehensive Income

Effective October 1, 1998, the Company has adopted SFAS No. 130, "Reporting Comprehensive Income" which establishes standards for the reporting of comprehensive income and its components in financial statements. Comprehensive income consists of net income and other gains and losses affecting stockholder's equity that, under generally accepted accounting principles, are excluded from net income. The components of comprehensive income for the interim periods presented is as follows:



                                        Three Months Ended
                               December 31, 1998	December 31, 1997
                               -----------------	-----------------

Net Income                           $3,050                $2,295
Other comprehensive income (loss):
  Unrealized gains (losses) on
  trust accounts, net of tax            (74)                   74
                                   ----------             --------
Total comprehensive income           $2,976                $2,369
                                   ==========             ========

(9) Reclassifications

Certain prior year balances have been reclassified to conform to the current year presentation.

Item II. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements. Those statements followed by an asterisk (*) are forward looking statements. Any such statements should be considered in light of various risks and uncertainties that could cause results to differ materially from expectations, estimates or forecasts expressed. These risks and uncertainties include, but are not limited to: changes in general economic conditions, inability to maintain rates sufficient to cover costs, inability to obtain timely rate increases, inability to reduce costs related to loss of revenues, fluctuations in commodities prices, changes in environmental regulations or related laws, inability to settle union labor contract disputes, comptetition, failure to achieve Year 2000 compliance, consequences of the Company's S Corporation election or changes in laws affecting the Company's S Corporation status. The Company does not undertake to update any forward-looking statement that may be made from time to time by it or on its behalf.

On November 21, 1995, the Company issued 12.5% Series A Senior Notes in an aggregate principal amount of $175.0 million, for which it received proceeds, after original issue discount, of approximately $170.2 million. The Company used the proceeds from this offering (less certain associated expenses), together with certain cash balances, to retire approximately $199.1 million of its then outstanding indebtedness and certain of the ESOP's indebtedness to third parties. Concurrent with this offering, the Company entered into a new bank credit agreement providing for a revolving credit facility with a maximum availability of $100.0 million (reduced to $97.5 million as of December 31, 1998), of which up to $25.0 million may be used for letters or credit. These transactions are collectively referred to as the "Refinancing Transaction."

The following discussion pertains to the Company's operations for the three months ended December 31, 1998 and 1997 and should be read in conjunction with the unaudited consolidated financial statements and related notes thereto included elsewhere herein, and the Company's September 30, 1998 audited consolidated financial statements contained in the Company's Annual Report for the fiscal year ended September 30, 1998.

Introduction

Norcal Waste Systems, Inc. ("Norcal") and its subsidiaries (collectively referred to herein as the "Company") provide solid waste management services throughout California, including collection, transfer, disposal, landfill management, recycling and other waste services. The Company operates 15 landfills in California, four of which it owns, 11 of which are owned by local governmental entities and four of which are owned by local governmental entities. The Company currently serves an estimated 460,000 customers.

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

Operating expenses include labor, landfill project and subcontractor costs, disposal fees paid to third parties, fuel, equipment maintenance and rentals, engineering, consulting and other professional services and other direct costs of operations. Also included are accruals for future landfill closure and corrective action costs, consistent with regulatory requirements.
General and administrative expenses include management salaries, administrative and clerical overhead, professional services costs and other fees and expenses.

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

Results of Operations

NORCAL WASTE SYSTEMS, INC. AND SUBSIDIARIES
Summary Statements of Operations
Operating Comparison
(in thousands)
                                           Relationship to
                                            Total Revenue       Period to Period
                                          Three Months Ended          Change
                                             December 31,       December 31, 1998
                                            1998       1997         $          %
                                          --------  --------    --------   --------
Revenues:
  Collection and disposal operations        78.3%     70.0%       3,263       5.3%
  Third party landfill management services  17.7%     25.1%      -7,787     -33.3%
  Recycled commodities sales                 4.0%      4.9%      -1,003     -23.0%
                                          -------    ------      -------   -------
    Total revenues                         100.0%    100.0%      -5,127      -5.8%

Cost of operations:
  Operating expenses                        70.8%     72.4%      -5,028      -7.9%
  Depreciation and amortization              6.1%      5.6%         101       2.0%
  ESOP compensation expense                  2.2%      4.0%      -1,721     -48.4%
  General and administrative                10.5%      9.2%         650       8.0%
                                          -------    ------      -------   -------
    Total cost of operations                89.6%     91.2%      -5,998      -7.4%
                                          -------    ------      -------   -------
      Operating income                      10.4%      8.8%         871      11.2%

  Interest expense                          -7.8%     -7.3%         -63       1.0%
  Interest income                            1.1%      0.9%          78       9.6%
  Other income, net                          0.0%      0.2%        -131     -72.8%
                                          -------    ------      -------   -------
    Income before income taxes               3.7%      2.6%         755      32.9%

Income tax expense                           0.0%      0.0%           -         -
                                          -------    ------      -------   -------
    Net income                               3.7%      2.6%         755      32.9%
                                          =======    ======      =======   =======

Three months ended December 31, 1998 and 1997

Revenues. Revenues for the three months ended December 31, 1998 decreased
$5.1 million (5.8%) to $83.3 million from $88.4 million for the three months ended December 31, 1997. The decrease in revenues was due to lower third party landfill management services revenues and recycled commodities sales revenues, partially offset by higher waste collection and disposal revenues. Third party landfill management revenues decreased $7.4 million due primarily to a $6.4 million decrease in project related activity in San Bernardino
County compared to the prior year and from reduced activity of $1.1 million in San Diego as the Company ceased operations of the San Diego County landfills on March 31, 1998, when the new owner assumed operations. Waste collection and disposal revenues increased $3.3 million, approximately $1.6 million due to general volume increases, $1.2 million due to operations acquired in Los Angeles in October and November 1998 and the remainder due to rate increases in several service areas. Recycled commodities sales revenues decreased $1.0 million due to lower commodity prices.

Operating Expenses. Operating expenses for the three months ended December 31, 1998 decreased $5.0 million (7.9%) to $59.0 million from $64.0 million for the three months ended December 31, 1997. As a percentage of revenues, operating expenses decreased to 70.8% for the three months ended December 31, 1998 from 72.4% for the three months ended December 31, 1997. Project and subcontractor related costs decreased $5.7 million as a result of decreased activity in San Bernardino County which were partially offset by higher disposal costs of $0.7 million due primarily to operations acquired in October and November 1998.

ESOP Compensation Expense. ESOP compensation expense is primarily based on the cost of shares allocated as determined by the Company's contribution to the ESOP, along with contributions to fund distributions to retired, terminated and withdrawing participants. ESOP compensation expense for the three months ended December 31, 1998 decreased $1.7 million (48.4%) to $1.8 million from $3.5 million for the three months ended December 31, 1997. The Company has accrued ESOP expense based upon scheduled loan payments which do not include prepayments of additional principal which occurred in the prior year.

General and Administrative. General and administrative expenses for the three months ended December 31, 1998 increased $0.7 million (8.0%) to $8.8 million from $8.1 million for the three months ended December 31, 1997. As a percentage of revenues, general and administrative expenses increased to 10.5% for the three months ended December 31, 1998 from 9.2% for the three months ended December 31, 1997. The increased costs were primarily due to wage increases.

Operating Income. Operating income increased $0.9 million (11.2%) to $8.6 million for the three months ended December 31, 1998 from $7.7 million for the three months ended December 31, 1997. As a percentage of revenues, operating income increased to 10.4% for the three months ended December 31, 1998 from 8.8% for the three months ended December 31, 1997. The primary cause of the increase in operating income for the three months ended December 31, 1998 was the lower ESOP compensation expense described above partially offset by lower earnings due to lower landfill management activities in Southern California.

Income Tax Expense. There was no income tax expense for the three months ended December 31, 1998 or 1997. The Company experienced an effective rate of zero for the three months ended December 31, 1998 as a result of the Company's S Corporation election, effective October 1, 1998 and anticipated results of operations from the Company's four subsidiaries which did not elect to become divisions of the S Corporation. The Company experienced an effective rate of zero for the three months ended December 31, 1997 as a result of realizing certain of its deferred tax assets for which a valuation allowance had been previously established.

Net Income. Net income increased $0.8 million to $3.1 million for the three months ended December 31, 1998 from $2.3 million for the three months ended December 31, 1997. Net income for the three months ended December 31, 1998 was due to higher operating income described above.

Liquidity and Capital Resources

The Company's cash requirements consist principally of working capital requirements, interest on outstanding indebtedness, capital expenditures and deposits to trust funds to satisfy certain environmental statutes and regulations. The Company had working capital of $18.9 million at December 31, 1998 compared to $28.0 million at September 30, 1998. The decrease in working capital is due to a reduction in cash balances resulting from investing activities during the three months ended December 31, 1998.

As part of the Refinancing Transaction the Company entered into the Credit Agreement that provides for up to $97.5 million of additional borrowings which, subject to certain limitations and covenant restrictions (including financial ratios), can be drawn by the Company to fund ongoing operations, invest in capital equipment and/or facilities and to finance acquisitions. Letters of credit under the Credit Agreement are limited to a maximum of $25.0 million. The Credit Agreement expires in November 2000. At December 31, 1998, the Company had utilized $2.1 million of the credit facility provided by the Credit Agreement for letters of credit and had availability under the Credit Agreement of approximately $58.8 million for borrowings unrelated to letters of credit, with an additional $22.9 million available for letters of credit. Certain acquisitions could increase availability for borrowings unrelated to letters of credit under the Credit Agreement, due to the Company's ability to include certain pro forma financial information of acquired entities in calculating its financial ratios to determine availability. Changes in availability under the Credit Agreement are a function of changes in operating results, among other things. In addition, certain covenant measures become more restrictive over time, and the maximum availability decreases by $2.5 million per quarter until expiration of the Credit Agreement.

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

The Senior Notes mature in November 2005. As of December 31, 1998, interest on the Senior Notes accrued at the rate of 13.5% per annum. However, the interest rate on the Senior Notes is subject to decrease to 12.5% at such time the Company (in one or more transactions) offers to purchase (whether or not any actual purchases are made) or redeems an aggregate of $25.0 million in principal amount of Senior Notes out of the proceeds of equity sales.

Cash Flow from Operating Activities. Cash used by operating activities was $1.9 million for the three months ended December 31, 1998 compared to cash used of $10.0 million for the same period last year. The large use of cash for the three months ended December 31, 1997 was primarily due to accelerated payments of accounts payable at December 31, 1997 and an increase in accounts receivable as a percentage of sales.

Cash Flow from Investing Activities. Cash used in investing activities was $19.5 million for the three months ended December 31, 1998 compared to cash used of $3.4 million for the same period last year. During the current period, the Company used $10.2 million on capital expenditures, primarily vehicles, containers and other equipment compared to $3.6 million for vehicles, containers, other equipment and computer software in the same period last year. In October and November 1998, the Company also used $9.4 million to purchase the stock of one solid waste collection company and substantially all of the assets of two other solid waste collection companies in Southern California.

Cash Flow from Financing Activities. Cash used in financing activities was $0.2 million for the three months ended December 31, 1998 compared to $0.3 million for the three months ended December 31, 1997. Activity in both periods consisted primarily of scheduled note and capital lease payments.

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

Inflation, Prevailing Economic Conditions and Certain Operations

Historically, the Company has experienced cost increases due to the effects of inflation on its operating expenses, particularly the cost of compensation and benefits, and the replacement of or additions to property and equipment. Fuel costs which fluctuate with inflation and other market conditions may also affect operating results. Most of the Company's operations are subject to rate setting processes which allow for the recovery of certain costs including labor and fuel. However, inflationary increases in operating costs may cause the Company to incur lower operating margins, at least until such time as new rates can be implemented. Rate adjustments, if approved, can take several months.*

On April 24, 1997, employees represented by the Sanitary Truck Drivers and Helpers Union Local 350 International Brotherhood of Teamsters
("Local 350") initiated a strike against certain San Francisco operations of the Company. The strike was resolved on April 26, 1997 when Local 350 voted to accept a five-year contract. A provision of the new contract related to an increase in pension benefits. The Company believes that it was agreed that the increase to certain pension benefits was to be prospective. Subsequently, Local 350 asserted that it understood the increase to be retroactive. On February 10, 1998, the Company filed a petition for order compelling arbitration in U.S. District Court for the Northern District of California entitled Norcal Waste Systems, Inc., Golden Gate Disposal and Recycling Inc. and Sunset Scavenger Company v. Sanitary Truck Drivers and Helpers Union Local
350, IBT to arbitrate this dispute under the terms of the collective bargaining agreement between the parties. On May 29, 1998, the Court ruled in the Company's favor and directed the parties to proceed with arbitration. Arbitration is scheduled to begin on May 12, 1999.

Under generally accepted accounting principles ("GAAP") any deficiency between the liability for pension benefits (defined as the Accumulated Benefit Obligation ("ABO")) and the market value of plan assets can result in a charge to the minimum pension liability in the equity section of the Company's balance sheet. If Local 350 were to prevail in the arbitration discussed above, the Company estimates that the ABO as of September 30, 1998 would increase by an additional $9.1 million which would generally result in an increase to the pension intangible asset with a corresponding offset to the accrued pension liability. In addition, if Local 350 were to prevail, the Company's estimated incremental increase in its annual accruals for employee benefits would be approximately $2.4 million for pension and medical costs. The above estimates are based on a discount rate of 6.75%. The discount rate applied under GAAP fluctuates with market conditions. A change in the discount rate can result in significant adjustments to the ABO.

Although the ultimate outcome of such proceeding cannot be determined at this time and the results of these legal proceedings cannot be predicted with certainty, the Company, after consultation with outside labor counsel, believes it should prevail and therefore the resolution of this matter will not have a material adverse effect on the financial condition or results of operations of the Company. However, if the Company does not prevail, there could be a material adverse impact on the financial condition and results of operations of the Company. Arbitration could conclude that there has been no meeting of the minds on this provision of the contract and the provision could have to be renegotiated. If the matter is not satisfactorily renegotiated, the Company could be subject to another work stoppage.*

Included in the five-year contract referred to above, is an aggregate 13.4% wage increase. The first year cost of the contract was included in the rate effective March 1, 1997 in San Francisco. The Company generally intends to seek rate recovery of scheduled future cost increases through the rate setting process as appropriate.* There can be no assurance that the Company will succeed in obtaining timely rate increases sufficient to cover all costs or sufficient to maintain profit levels at historical levels.

The Company's subsidiary, City Garbage Company of Eureka, Inc., is currently in discussion with the County of Humboldt over sums due under the Solid Waste Disposal Agreement which expired on September 28, 1998 ("Humboldt Agreement"). The Humboldt Agreement provides for payments relating to the final period of operations and for long-term environmental contingencies such as certain corrective action costs and closure and post-closure maintenance costs. The proposed actions and projected expenses were developed by independent consulting engineers and have been approved or submitted for approval to the applicable California regulatory agencies. The items in the termination payment and interim closure/post-closure payment which are disputed by the County of Humboldt total approximately $5 million. The Company anticipates that it will be required to take legal action against Humboldt County to enforce its rights to this sum under the Humboldt Agreement Although the outcome of legal action is inherently uncertain, the Company believes that it is likely to recover a substantial majority of the amounts for which it has requested reimbursement.

The Company anticipates lower revenue and operating income as a result of the loss in January 1999 of tonnage from a city in San Bernardino County whose waste represented approximately 15% of the total tonnage received at the San Bernardino sites during the Company's fiscal year ended September 30, 1998.* The impact to the Company's second quarter of the fiscal year could be a reduction of up to $1.0 million in revenue.* The loss of tonnage could have a material adverse impact on the Company's operating income for the second quarter as well as for future periods.* The impact to operating income will be a function of the extent to which the revenue reduction can be mitigated with corresponding decreases in operating costs as well as adjustments to the compensation rate per ton. There can be no assurance that the Company will be successful in reducing the impacts of the reduction in volume.

Due to the Company's concentration in California, cyclical economic conditions in California will have an impact on the Company's results.* A significant economic downturn in California could have an adverse impact on the Company's results of operations.

Seasonality

The Company's revenues tend to be lower during winter due to decreased volume at the Company's transfer stations, waste collection, and landfill operations than during spring and summer (third and fourth fiscal quarters) when higher volumes of certain types of waste, such as construction and demolition debris are generated.* In addition, project management revenues tend to be lower during winter as a result of unfavorable construction conditions. Unusual changes in weather patterns can also affect the operating results on a quarter to quarter basis.

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

The Company has implemented a new third-party package of integrated financial applications which the vendor has represented is Year 2000 compliant. As a result, the Company believes that its general ledger, accounts payable, fixed assets, inventory management, human resources, payroll, contract management, job costing, purchasing and equipment management systems are Year 2000 compliant. The Company is in the process of renovating its remaining legacy systems which include customer billing and customer service support systems. The Company has completed the necessary code renovation and has begun its validation stage by testing, verifying and validating the performance, functionality, and integration of these systems. The Company anticipates that this testing of legacy related systems will be completed by June 30, 1999.

The Company is also investigating the Year 2000 compliance efforts of suppliers, contractors, financial institutions and other third parties with whom the Company does business and has material relationships to attempt to mitigate any adverse impact on the Company's operations from significant compliance problems that may be experienced by such parties or as a result of embedded systems. The Company plans to monitor this through periodic meetings with and questionnaires to suppliers, customers and other third parties.

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

To date, the Company has spent an immaterial amount in effecting Year 2000 compliance. The Company anticipates that its remaining costs in effecting such compliance will not exceed $400,000, the majority of which costs are attributable to the internal costs of employee and management time.

Factors, many of which are outside the control of the Company, that could affect the Company's ability to be Year 2000 compliant by the end of 1999 include: the failure of suppliers, contractors, financial institutions, customers, governmental entities and others to achieve compliance; the continued availability of the internal and external resources necessary for the Company to complete Year 2000 compliance; and the inability or failure to identify all critical Year 2000 issues or to develop appropriate contingency plans for all Year 2000 issues that ultimately may arise.

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

Accounting and Other Matters

In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which requires financial information to be reported on the basis that is used internally for evaluating segment performance and deciding how to allocate resources to segments. The standard must be adopted by the end of fiscal 1999. The Company is currently evaluating the disclosures required under this new standard.

In February 1998, the FASB issued SFAS No. 132, "Disclosures about Pensions and Other Postretirement Benefits," which standardizes the disclosure requirements for pension and other postretirement benefits to the extent practical and requires additional information on changes in the benefit obligations and fair values of plan assets. The standard must be adopted by the end of fiscal 1999. The Company is currently evaluating the disclosures required under this new standard.

The Internal Revenue Service's audit of the Company's income tax returns for the fiscal years ended September 30, 1992 through 1994, which was initiated in 1996, is ongoing. During 1998, the California Franchise Tax Board initiated an audit of the Company's income tax returns for the fiscal years ended September 30, 1993 and 1994.

The Company has elected to become taxable as an S corporation effective October 1, 1998. In addition, in connection with the Company's S Corporation election the Company also elected, for income tax purposes only, to treat a substantial number of its subsidiaries as divisions of the Company. Generally, the income of an S Corporation (including its divisions) is not taxable at the corporate level, but, instead, the income of the S Corporation is passed through and reported directly on the tax returns of the S Corporation shareholders.
However, because the sole shareholder of the Company, the Norcal
Waste Systems, Inc. Employee Stock Ownership Plan and Trust (the "ESOP"), is a tax-exempt employee stock ownership plan, it also will not be subject to tax on its allocable share of the Company's taxable income. Although S Corporations generally are not subject to corporate-level income taxes, the Company, for so long as it retains its status as an S Corporation, will be subject to (a) potential income taxes related to the disposition of, or the realization of income with respect to, certain built-in gain assets (that is, any asset, such as real estate or securities, with a fair market value greater than its tax basis as of October 1, 1998 or income reported which relates to taxable periods prior to the Company becoming an S Corporation, including, for example, income subsequently reported by reason of a pre-existing change in accounting method) which is recognized within 10 years from the date of the election and (b) state income taxes at a rate of 1.5%. Deferred tax assets and liabilities are eliminated when a taxable enterprise becomes a non-taxable enterprise and the effect of recognizing or eliminating deferred tax assets or liabilities is charged or credited to income tax expense in income from continuing operations. Corporations that elect S Corporation status generally are subject to tax under built-in gains provisions as previously discussed and thus would be required to continue to recognize deferred taxes associated with built-in gains. Deferred taxes related to built-in gains for the Company include deferred taxes for anticipated sales of real estate and other assets. In addition, for subsidiaries of the Company that have not elected to become Qualified Subchapter S Corporation Subsidiaries, deferred taxes are maintained for existing tax liabilities. As a result of the S Corporation election and the evaluation of potential built-in gains, the Company had no changes to its total deferred tax liability during the quarter and consequently there was no income tax expense for the three months ended December
31, 1998.

However, it should be noted that on February 1, 1999, as part of its fiscal year 2000 federal budget plan, the Clinton Administration introduced a proposal which would subject employee stock ownership plans, such as the ESOP, to current taxation on their allocable share of an S Corporation's taxable income
(subject to the availability of deductions for certain distributions by the ESOP to ESOP participants). This proposal, if enacted in its current form, would be effective no sooner than the fiscal year beginning October 1, 1999 for the Company and the ESOP. There is no way to predict whether any such proposal will ultimately be enacted into law, or when such a change in law might be effective. If the legislation is enacted in its current form, the Company could be subject to taxation at historical rates.

PART II - OTHER INFORMATION

Item 1.     Legal Proceedings

Litigation Regarding the ESOP Notes

In 1995, the Company and the ESOP settled litigation that had been brought against them, together with (among others) certain financial institutions as to which Norcal and/or the ESOP have certain indemnification obligations, by certain former holders of prior notes issued by the ESOP (the "Settlement"). The litigation was entitled Abraham, et al. v. Norcal Waste Systems, Inc., et al., No. C94-3076 CAL, and was filed in the United States District Court for the Northern District of California. Pursuant to the Settlement, the claims against all defendants, including Norcal and the ESOP, were dismissed with prejudice, with the exception of certain of plaintiffs' claims against one of those financial institutions, as to which the litigation proceeded. The court ruled that the Settlement was fair and made in good faith, and barred any claims by that financial institution, among others, against Norcal and the ESOP for equitable indemnity or contribution relating to plaintiffs' released claims. That financial institution later brought claims against Norcal and the ESOP relating to the Settlement and alleging that Norcal and the ESOP have post-Settlement indemnity obligations to the institution. After court rulings in favor of Norcal and the ESOP, the financial institution dismissed its remaining claims without prejudice to bringing them again.
In January 1999, the court granted summary judgment in favor of the financial institution on all remaining claims of plaintiffs against the financial institution. Should that financial institution attempt to bring any further claims against Norcal or the ESOP related to the Settlement or indemnity (following any appeal from the court's rulings or otherwise), Norcal believes that such claims would have no merit and that, it is unlikely that any liability on such claims would materially exceed the amount of the financial institution's legal fees and expenses following the Settlement which legal fees and expenses could be substantial.

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

Also see the Company's Annual Report for the year ended September 30, 1998.

Item 2.     Changes in Securities

None

Item 3.     Defaults Upon Senior Securities

None

Item 4.     Submission of Matters to a Vote of Security Holders

On December 3, 1998, at a regular meeting of the Administrative Committee of the Norcal Waste Systems, Inc. Employee Stock Ownership Plan (the " ESOP"), the Committee approved the S Corporation election on behalf of the ESOP, as sole shareholder of the Company.

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

Dated: February 11, 1999