Form 10-Q
period 1999-03-31
NORCAL WASTE SYSTEMS INC
filed 1999-05-13
CIK 932923

This Quarterly Report is filed by Norcal Waste Systems, Inc.
               pursuant to certain contractual requirements and not
                 pursuant to the Securities Exchange Act of 1934
                    and the rules and regulations thereunder.

                               QUARTERLY REPORT

                  For the quarterly period ended March 31, 1999

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

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date. On May 10, 1999, there were 24,134,973 shares of $.01 par value Common Stock outstanding.

NORCAL WASTE SYSTEMS, INC. AND SUBSIDIARIES
(a wholly owned subsidiary of the Norcal Waste Systems, Inc.
Employee Stock Ownership Plan and Trust)

CONSOLIDATED BALANCE SHEETS
(in thousands)
(unaudited)
                                                      March 31,     September 30,
                                                        1999            1998
                                                    -------------   -------------
Assets
Current assets:
  Cash                                                   $36,057       $39,752
  Marketable securities                                    5,552         5,552
  Trust accounts, current portion                          1,940         1,940
  Accounts receivable, less allowance for doubtful
    accounts of $2,404 at March 31, 1999 and $2,202
    at September 30, 1998                                 42,336        49,789
  Parts and supplies                                       2,285         2,200
  Prepaid expenses                                         3,338         2,640
                                                        ---------     ---------
      Total current assets                                91,508       101,873
                                                        ---------     ---------

Property and equipment:
  Land                                                    46,393        46,103
  Landfills                                               29,757        29,419
  Buildings and improvements                              50,660        47,422
  Vehicles and equipment                                 143,090       130,190
  Construction in progress                                 4,735         6,291
                                                        ---------     ---------
      Total property and equipment                       274,635       259,425
  Less accumulated depreciation and amortization         119,059       111,791
                                                        ---------     ---------
      Property and equipment, net                        155,576       147,634
                                                        ---------     ---------

Franchises, permits and other intangibles, net            81,276        73,016
Trust accounts                                            35,392        34,250
Deferred financing costs, net                              6,249         6,920
Other assets                                               7,001         8,168
                                                        ---------     ---------
      Total other assets                                 129,918       122,354
                                                        ---------     ---------
        Total assets                                    $377,002      $371,861
                                                        =========     =========

<F1>
See accompanying notes to consolidated financial statements.


NORCAL WASTE SYSTEMS, INC. AND SUBSIDIARIES
(a wholly owned subsidiary of the Norcal Waste Systems, Inc.
Employee Stock Ownership Plan and Trust)

CONSOLIDATED BALANCE SHEETS, Continued
(in thousands)
(unaudited)
                                                       March 31,   September 30,
                                                         1999          1998
                                                    -------------  -------------
Liabilities and Stockholder's Equity
Current liabilities:
  Current portion:
    Long-term debt                                        $431           $337
    Capital lease obligations                              872          1,114
  Accounts payable                                       6,786          7,984
  Accrued expenses                                      53,423         57,873
  Income taxes payable                                      66             90
  Deferred revenues                                      3,300          2,703
  Other accrued liabilities                              3,575          3,731
                                                      ---------      ---------
      Total current liabilities                         68,453         73,832
                                                      ---------      ---------
Long-term debt                                         175,949        174,080
Obligations under capital leases                           589            910
Deferred income taxes                                    5,136          5,259
Landfill closure liability                              26,140         25,938
Postretirement medical benefits                         33,932         33,601
Other liabilities                                       15,789         14,244
                                                      ---------      ---------
      Total liabilities                                325,988        327,864
                                                      ---------      ---------
Commitments and contingencies
Stockholder's equity:
  Common stock, $.01 par value; 100,000,000 shares
    authorized;
    24,134,973 shares issued and outstanding               241            241
  Additional paid-in-capital                           166,378        166,378
  Accumulated deficit                                  (90,962)       (96,928)
  Accumulated other comprehensive deficit               (2,286)        (2,115)
                                                      ---------      ---------
                                                        73,371         67,576
Less net scheduled contribution to the ESOP            (22,357)       (23,579)
                                                      ---------      ---------
      Total stockholder's equity                        51,014         43,997
                                                      ---------      ---------
        Total liabilities and stockholder's equity    $377,002       $371,861
                                                      =========      =========

<F1>
See accompanying notes to consolidated financial statements.

NORCAL WASTE SYSTEMS, INC. AND SUBSIDIARIES
(a wholly owned subsidiary of the Norcal Waste Systems, Inc.
Employee Stock Ownership Plan and Trust)

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands)
(unaudited)

                                             Three Months Ended      Six Months Ended
                                                   March 31,             March 31,
                                                1999       1998       1999       1998
                                             ---------  ---------  ---------  ---------
Revenues                                      $82,791    $76,885   $166,117   $165,339
Cost of operations:
  Operating expenses                           59,256     54,745    118,265    118,782
  Depreciation and amortization                 5,225      4,953     10,307      9,935
  ESOP compensation expense                       615      3,733      2,449      7,288
  General and administrative                    9,727      8,886     18,502     17,012
                                             ---------  ---------  ---------  ---------
    Total cost of operations                   74,823     72,317    149,523    153,017

Operating income                                7,968      4,568     16,594     12,322

  Interest expense                             (6,487)    (6,618)   (13,001)   (13,070)
  Interest income                                 760        873      1,650      1,686
  Other income, net                               675        472        723        652
                                             ---------  ---------  ---------  ---------
    Income (loss) before income taxes           2,916       (705)     5,966      1,590
Income tax expense                                  -          -          -          -
                                             ---------  ---------  ---------  ---------
    Net income (loss)                          $2,916      $(705)    $5,966     $1,590
                                             =========  =========  =========  =========

<F1>
See accompanying notes to consolidated financial statements.

NORCAL WASTE SYSTEMS, INC. AND SUBSIDIARIES
(a wholly owned subsidiary of the Norcal Waste Systems, Inc.
Employee Stock Ownership Plan and Trust)

CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY
For the six months ended March 31, 1999
(in thousands)
(unaudited)

                                                                        Accumulated      Net
                                                Additional                 other      scheduled
                                 Common Stock     paid-in  Accumulated comprehensive contribution
                              Shares     Amount   capital     deficit      deficit    to the ESOP   Total
Balances, September 30, 1998   24,135     $241   $166,378    ($96,928)   ($2,115)     ($23,579)   $43,997
  Net income                        -        -          -       5,966          -             -      5,966
  Other comprehensive loss,
    net of tax                      -        -          -           -       (171)            -       (171)
Contributions to reduce
  ESOP debt                         -        -          -           -          -         1,222      1,222
                              --------  -------  ---------  ----------   --------     ---------   --------
Balances, March 31, 1999       24,135     $241   $166,378    ($90,962)    (2,286)     ($22,357)   $51,014
                              ========  =======  =========  ==========   ========     =========   ========

<F1>
See accompanying notes to consolidated financial statements.

NORCAL WASTE SYSTEMS, INC. AND SUBSIDIARIES
(a wholly owned subsidiary of the Norcal Waste Systems, Inc.
Employee Stock Ownership Plan and Trust)

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)
                                                                 Six Months Ended
                                                                     March 31,
                                                                 1999       1998
                                                               --------   --------
Cash flows from operating activities:
  Net income                                                    $5,966     $1,590

  Adjustments to reconcile net loss to net cash
  provided by operating activities:
    Depreciation and amortization                               10,307      9,935
    ESOP compensation expense                                    2,096      7,155
    Senior notes interest and amortized financing costs            881        996
    Other                                                         (756)     4,584
    Changes in assets and liabilities, net of
      effects of acquisitions and dispositions                   2,486    (11,535)
                                                              ---------  ---------
        Net cash provided by operating activities               20,980     12,725
                                                              ---------  ---------
Cash flows from investing activities:
  Acquisitions of property and equipment                       (14,787)    (7,323)
  Payment for businesses acquired                               (9,863)         -
  Proceeds from dispositions                                       752      1,785
  Other                                                            110         92
                                                              ---------  ---------
        Net cash used in investing activities                  (23,788)    (5,446)
                                                              ---------  ---------
Cash flows from financing activities:
  Principal payments on long-term debt and capitalized leases   (1,036)      (646)
  Proceeds from other debt                                         149          -
                                                              ---------  ---------
        Net cash used in financing activities                     (887)      (646)
                                                              ---------  ---------

Net (decrease) increase in cash and cash equivalents            (3,695)     6,633
Cash and cash equivalents, beginning balance                    39,752     32,330
                                                              ---------  ---------
Cash and cash equivalents, ending balance                      $36,057    $38,963
                                                              =========  =========
  Supplemental cash flow information:

    Interest                                                   $12,338    $12,182
                                                              =========  =========
    Income taxes                                                   $29       $500
                                                              =========  =========
    Schedule of noncash investing and financing activities:
      Debt issued and liabilities assumed in acquisitions       $2,945          -
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

(3) Long-term Debt

         Long-term debt at March 31, 1999 and September 30, 1998 is summarized as follows:

                                    (in thousands)


                                                        March 31    September 30
                                                     ------------   ------------

Senior Notes due November 15, 2005, interest at 13.5%   $171,183       $171,004
Note payable for business acquired due in monthly
 installments through 2016, interest imputed at 8.75%      1,608          1,622
Convertible notes payable for business acquired, due
  in eight quarterly installments beginning
  December 2001, interest imputed at 8.5%                  1,814              -
Notes payable to former shareholders, due in monthly
 installments through 2017, interest at 6% to 8.5%           705            734
Other notes                                                1,070          1,057
                                                       ----------     ----------
         Total debt                                      176,380        174,417
         Less current portion                                431            337
                                                       ----------     ----------
Long-term debt                                          $175,949       $174,080
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

In conjunction with the private debt offering, the Company entered into a new Credit Agreement (the "Credit Agreement") with a group of lenders and BankBoston, N.A., as Agent. The Credit Agreement, as amended, currently provides for a revolving credit facility in an amount of up to $95.0 million (depending upon certain financial ratios), up to $25.0 million of which may be used for letters of credit. At March 31, 1999, the Company had utilized $1.6 million of its credit facility for letters of credit and had availability under the Credit Agreement (based on limitations imposed by certain financial ratios) of $61.6 million along with $23.4 million which may be utilized for additional letters of credit. Changes in availability under the Credit Agreement are a function of changes in operating results, among other things. In addition, certain covenant measures become more restrictive over time, and maximum availability decreases by $2.5 million per quarter. The first reduction occurred December 31, 1998 and reductions continue each quarter until expiration of the Credit Agreement.

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

(5) Commitments and Contingencies

On April 24, 1997, employees represented by the Sanitary Truck Drivers and Helpers Union Local 350 International Brotherhood of Teamsters ("Local
350") initiated a strike against certain San Francisco operations of the Company. The strike was resolved on April 26, 1997 when Local 350 voted to accept a five-year contract. A provision of the new contract related to an increase in pension benefits. The Company believes that it was agreed that the increase to certain pension benefits was to be prospective. Subsequently, Local 350 asserted that it understood the increase to be retroactive.
The Company has served upon Local 350 a demand to arbitrate this dispute under the terms of the collective bargaining agreement between the parties. Arbitration has been rescheduled to begin on December 13, 1999.

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

The ultimate outcome of such proceeding cannot be determined at this time and the results of these legal proceedings cannot be predicted with certainty. The arbitrator could find in favor of the Company or Local 350, or could conclude that there has been no meeting of the minds on this provision of the contract and the provision could have to be renegotiated. If the matter is not satisfactorily renegotiated, the Company could be subject to another work stoppage.* Such events could have a material adverse effect on the financial condition or results of operations of the Company.

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

The Company filed an appeal of the DIR's ruling with the Director of the DIR (the "Director") on March 4, 1998. On July 27, 1998, the Director issued a decision affirming the DIR's initial determination that the operation of the San Bernardino County Landfills is a public work and therefore subject to prevailing wage laws. However, the Director rejected the automatic adoption of general construction industry prevailing wage rates for landfill operators and referred the matter to the Labor
Commissioner of the Division of Labor Standards Enforcement (the "Commissioner") for a determination as to the prevailing wage for landfill operators such as those employed by the Company in San Bernardino County.
The Commissioner concluded its hearing of the matter in April 1999, subject to the submission of certain additional evidence. The Company cannot predict the outcome of this matter by the Commissioner's rate determination process, although the Company expects an unfavorable decision by the hearing officer. If the Company is unable to satisfactorily resolve this matter with the Commissioner, the Company would likely appeal the decision to the Director and/or pursue litigation. If the Compaany is ultimately unsuccessful in its efforts to achieve a favorable outcome, it could have a material adverse impact on the results of operations of the Company depending in part upon the results of operations in a given period.

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

(7) Income Taxes

The Company has elected to become taxable as an S Corporation effective
October 1, 1998. In addition, in connection with the Company's S Corporation election the Company also elected, for income tax purposes only, to treat a substantial number of its subsidiaries as divisions of the Company.
Generally, the income of an S Corporation (including its divisions) is not subject to federal income taxation at the corporate level, but, instead, the income of the S Corporation is passed through and reported directly on the tax returns of the S Corporation shareholders. However, because the sole shareholder of the Company, the Norcal Waste Systems, Inc. Employee
Stock Ownership Plan and Trust (the "ESOP"), is a tax-exempt employee stock ownership plan, it also will not be subject to tax on its allocable share of the Company's taxable income. As a result of the S Corporation election and the evaluation of potential built-in gains, the Company had no changes to its total deferred tax liability during the six months ended March 31, 1999 and there was no income tax expense for the three and six months ended March 31, 1999.

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



                                           Six Months Ended
                                  March 31, 1999	   March 31, 1998
                               -----------------	-----------------

Net Income                           $5,966                $1,590
Other comprehensive income (loss):
  Unrealized gains (losses) on
  trust accounts, net of tax           (171)                   56
                                   ----------             --------
Total comprehensive income           $5,795                $1,646
                                   ==========             ========

(9) Reclassifications

Certain prior year balances have been reclassified to conform to the current year presentation.

Item II. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements. Those statements followed by an asterisk (*) are forward looking statements. Any such statements should be considered in light of various risks and uncertainties that could cause results to differ materially from expectations, estimates or forecasts expressed. These risks and uncertainties include, but are not limited to: changes in general economic conditions, inability to maintain rates sufficient to cover costs, inability to obtain timely rate increases, inability to reduce costs related to loss of revenues, fluctuations in commodities prices, changes in environmental regulations or related laws, inability to settle union labor contract disputes, competition, failure to achieve Year 2000 compliance, consequences of the Company's S Corporation election or changes in laws affecting the Company's S Corporation status. The Company does not undertake to update any forward-looking statement that may be made from time to time by it or on its behalf.

On November 21, 1995, the Company issued 12.5% Series A Senior Notes in an aggregate principal amount of $175.0 million, for which it received proceeds, after original issue discount, of approximately $170.2 million. The Company used the proceeds from this Offering (less certain associated expenses), together with certain cash balances, to retire approximately $199.1 million of its then outstanding indebtedness and certain of the ESOP's indebtedness to third parties. Concurrent with the Offering, the Company entered into a new bank credit agreement which currently provides for a revolving credit facility with a maximum availability of $95.0 million, of which up to $25.0 million may be used for letters of credit. These transactions are collectively referred to as the "Refinancing Transaction."

The following discussion pertains to the Company's operations for the three months and six months ended March 31, 1999 and 1998 and should be read in conjunction with the unaudited consolidated financial statements and related notes thereto included elsewhere herein, and the Company's September 30, 1998 audited consolidated financial statements contained in the Company's Annual Report for the fiscal year ended September 30, 1998.

Introduction

Norcal Waste Systems, Inc. ("Norcal") and its subsidiaries (collectively referred to herein as the "Company") provide solid waste management services throughout California, including collection, transfer, disposal, landfill management, recycling and other waste services. The Company operates 14 landfills in California, four of which it owns, 10 of which are owned by local governmental entities. The Company currently serves an estimated 460,000 customers.

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

ESOP compensation expense includes amounts contributed by the Company to the ESOP to allow the ESOP to repay its intercompany loans to the Company along with amounts to fund distributions to retired, terminated or withdrawing participants. The total contributions are subject to various limitations imposed by the Internal Revenue Code of 1986, as amended, and are generally tax deductible. The debt repayments by the ESOP result in allocation of Company common stock to ESOP participants' accounts pursuant to an allocation formula. In recognition of the tax benefits arising from the Company's S Corporation election as more fully described in "Accounting and Other Matters" below, the Company and the ESOP recently agreed to change the payment schedule for the intercompany loans, which will result in lower contributions, and consequently lower ESOP compensation expense.

Results of Operations

NORCAL WASTE SYSTEMS, INC. AND SUBSIDIARIES
Summary Statements of Operations
Operating Comparison
(in thousands)
                                              Relationship to Total Revenue
                                          Three Months Ended   Six Months Ended
                                                March 31,           March 31,
                                             1999      1998      1999       1998
                                          --------  --------  --------   --------
Revenues:
  Collection and disposal operations        77.9%     77.5%     78.0%      73.5%
  Third party landfill management services  18.0%     17.3%     17.9%      21.5%
  Recycled commodities sales                 4.1%      5.2%      4.1%       5.0%
                                          -------    ------    ------    -------
    Total revenues                         100.0%    100.0%    100.0%     100.0%
                                          -------    ------    ------    -------

Cost of operations:
  Operating expenses                        71.6%     71.2%     71.2%      71.8%
  Depreciation and amortization              6.3%      6.4%      6.2%       6.0%
  ESOP compensation expense                  0.7%      4.9%      1.5%       4.4%
  General and administrative                11.8%     11.5%     11.1%      10.3%
                                          -------    ------    ------    -------
    Total cost of operations                90.4%     94.0%     90.0%      92.5%
                                          -------    ------    ------    -------
Operating income                             9.6%      6.0%     10.0%       7.5%

  Interest expense                         (7.8)%    (8.6)%    (7.8)%     (7.9)%
  Interest income                            0.9%      1.1%      1.0%       1.0%
  Other income, net                          0.8%      0.6%      0.4%       0.4%
                                          -------    ------    -------   -------
    Income (loss) before income taxes        3.5%    (0.9)%      3.6%       1.0%

Income tax expense                           0.0%      0.0%      0.0%       0.0%
                                          -------    ------    -------   -------
    Net income (loss)                        3.5%    (0.9)%      3.6%       1.0%
                                          =======    ======    =======   =======

                                                   Period to Period Change
                                          Three Months Ended   Six Months Ended
                                               March 31,           March 31,
                                              $         %         $          %
                                          --------  --------  --------   --------
Revenues:
  Collection and disposal operations        4,862      8.2%     8,125       6.7%
  Third party landfill management services  1,615     12.1%    (5,773)   (16.3)%
  Recycled commodities sales                 (571)  (14.3)%    (1,574)   (18.9)%
                                          -------    ------    ------    -------
    Total revenues                          5,906      7.7%       778       0.5%
                                          -------    ------    ------    -------

Cost of operations:
  Operating expenses                        4,511      8.2%      (517)    (0.4)%
  Depreciation and amortization               272      5.5%       372       3.7%
  ESOP compensation expense                (3,118)  (83.5)%    (4,839)   (66.4)%
  General and administrative                  841      9.5%     1,490       8.8%
                                          -------    ------   -------   -------
    Total cost of operations                2,506      3.5%    (3,494)    (2.3)%
                                          -------    ------   -------   -------
Operating income                            3,400     74.4%     4,272      34.7%

  Interest expense                            131    (2.0)%        69     (0.5)%
  Interest income                            (113)  (12.9)%       (36)    (2.1)%
  Other income, net                           203     43.0%        71      10.9%
                                          -------    ------   -------   -------
    Income before income taxes              3,621    513.6%     4,376     275.2%

Income tax expense                              -         -         -         -
                                          -------    ------   -------   -------
    Net income                              3,621    513.6%     4,376     275.2%
                                          =======   =======   =======   =======

Three months ended March 31, 1999 and 1998

Revenues. Revenues for the three months ended March 31, 1999 increased
$5.9 million (7.7%) to $82.8 million from $76.9 million for the three months ended March 31, 1998. The increase in revenues was due to higher waste collection and disposal revenues and third party landfill management services revenues, partially offset by lower recycled commodity revenues. Waste collection and disposal revenues increased $4.9 million, approximately $2.0 million was due to general volume increases, approximately $1.8 million was due to operations acquired in Los Angeles in October and November 1998, and the remainder was due to rate increases in several service areas. Third party landfill management services revenues increased $1.6 million due to increased project management revenues in San Bernardino County of $3.7 million compared to the prior year, partially offset by reduced landfill operations in San
Diego and San Bernardino Counties of $1.5 million and $0.7 million, respectively. Revenues were down in San Diego County as the Company ceased operations of the San Diego County landfills on March 31, 1998, when the new owner assumed operations and in San Bernardino County due to reduced volumes from the loss of tonnage from the city of Ontario, who signed a long-term disposal agreement with a third party landfill effective January 1, 1999. Recycled commodities sales revenues decreased $0.6 million due to lower commodity prices.

Operating Expenses. Operating expenses for the three months ended March 31, 1999 increased $4.5 million (8.2%) to $59.3 million from $54.8 million for the three months ended March 31, 1998. As a percentage of revenues, operating expenses increased to 71.6% for the three months ended March 31, 1999 from 71.2% for the three months ended March 31, 1998. Project and subcontractor related costs increased $2.2 million as a result of increased activity in San Bernardino County. Payroll and related costs increased $1.7 million due to scheduled union wage increases and operations acquired in October and November 1998. Disposal costs increased $1.2 million due primarily to operations acquired in October and November 1998 and increased volumes delivered to third party landfills. These increased costs were partially offset by lower recycling purchasing costs of $0.6 million due to lower commodity prices.

ESOP Compensation Expense. ESOP compensation expense is primarily based on the cost of shares allocated as determined by the Company's contribution to the ESOP, along with contributions to fund distributions to retired, terminated and withdrawing participants. ESOP compensation expense for the three months ended March 31, 1999 decreased $3.1 million (83.5%) to $0.6 million from $3.7 million for the three months ended March 31, 1998. The Company has accrued ESOP expense for the current period based upon changes to the payment schedule that does not currently include repayments of principal. In the prior year, ESOP compensation expense included a scheduled principal payment as well as a prepayment of additional principal.

General and Administrative. General and administrative expenses for the three months ended March 31, 1999 increased $0.8 million (9.5%) to $9.7 million from $8.9 million for the three months ended March 31, 1998. As a percentage of revenues, general and administrative expenses increased to 11.8% for the three months ended March 31, 1999 from 11.5% for the three months ended March 31, 1998. The increased costs were primarily due to an accrual for the settlement cost of a legal claim and wage increases.

Operating Income. Operating income increased $3.4 million (74.4%) to $8.0 million for the three months ended March 31, 1999 from $4.6 million for the three months ended March 31, 1998. As a percentage of revenues, operating income increased to 9.6% for the three months ended March 31, 1999 from 6.0% for the three months ended March 31, 1998. The primary cause of the increase in operating income for the three months ended March 31, 1999 was the lower ESOP compensation expense described above.

Income Tax Expense. There was no income tax expense for the three months ended March 31, 1999 or 1998. The Company experienced an effective rate of zero for the three months ended March 31, 1999 as a result of the Company's S Corporation election, effective October 1, 1998 and anticipated results of operations from the Company's four subsidiaries which did not elect to become divisions of the S Corporation. The Company experienced an effective rate of zero for the three months ended March 31, 1998 as a result of realizing certain of its deferred tax assets for which a valuation allowance had been previously established.

Net Income. Net income increased $3.6 million to $2.9 million for the three months ended March 31, 1999 from a loss of $0.7 million for the three months ended March 31, 1998. Net income for the three months ended March 31, 1999 was due to higher operating income described above.

Six months ended March 31, 1999 and 1998

Revenues. Revenues for the six months ended March 31, 1999 increased $0.8 million (0.5%) to $166.1 million from $165.3 million for the six months ended March 31, 1998. The increase in revenues was due to higher waste collection and disposal revenues, partially offset by lower third party landfill management services revenues and recycled commodity revenues. Waste collection and disposal revenues increased $8.1 million, approximately $3.6 million was due to general volume increases, approximately $3.0 million was due to operations acquired in Los Angeles in October and November 1998, and the remainder was due to rate increases in several service areas. Third party landfill management services revenues decreased $5.8 million due to decreased project management revenues in San Bernardino County of $2.6 million compared to the prior year, and by reduced landfill operations in San Diego and San Bernardino Counties of $2.6 million and $0.7 million, respectively. The Company ceased operations of the San Diego County landfills on March 31, 1998, when the new owner assumed operations. The Company has experienced reduced volumes in San Bernardino County compared to the prior year from the loss of tonnage from the city of Ontario, who signed a long-term disposal agreement with a third party landfill effective January 1, 1999. Recycled commodities sales revenues decreased $1.6 million due to lower commodity prices.

Operating Expenses. Operating expenses for the six months ended March 31, 1999 decreased $0.5 million (0.4%) to $118.3 million from $118.8 million for the six months ended March 31, 1998. As a percentage of revenues, operating expenses decreased to 71.2% for the six months ended March 31, 1999 from 71.8% for the six months ended March 31, 1998. Project and subcontractor related costs decreased $2.2 million as a result of decreased activity in San Bernardino County. Recycling purchasing costs decreased $1.0 million due to lower commodity prices. Landfill expenses decreased $0.9 million primarily due to the completion of corrective action projects and lower regulatory costs due to reduced volumes at one of the Company's landfills. Disposal costs increased $1.9 million due primarily to operations acquired in October and November 1998 and increased volumes delivered to third party landfills. Payroll and related costs increased $1.8 million due to scheduled union wage increases and operations acquired in October and November 1998

ESOP Compensation Expense. ESOP compensation expense is primarily based on the cost of shares allocated as determined by the Company's contribution to the ESOP, along with contributions to fund distributions to retired, terminated and withdrawing participants. ESOP compensation expense for the six months ended March 31, 1999 decreased $4.8 million (66.4%) to $2.5 million from $7.3 million for the six months ended March 31, 1998. The Company has accrued ESOP expense for the current period based upon changes to the payment schedule that does not currently include repayments of principal. In the prior year, ESOP compensation expense included a scheduled principal payment as well as a prepayment of additional principal.

General and Administrative. General and administrative expenses for the six months ended March 31, 1999 increased $1.5 million (8.8%) to $18.5 million from $17.0 million for the six months ended March 31, 1998. As a percentage of revenues, general and administrative expenses increased to 11.1% for the six months ended March 31, 1999 from 10.3% for the six months ended March 31, 1998. The increased costs were primarily due to wage increases and an accrual for the settlement cost of a legal claim.

Operating Income. Operating income increased $4.3 million (34.7%) to $16.6 million for the six months ended March 31, 1999 from $12.3 million for the six months ended March 31, 1998. As a percentage of revenues, operating income increased to 10.0% for the six months ended March 31, 1999 from 7.5% for the six months ended March 31, 1998. The primary cause of the increase in operating income for the six months ended March 31, 1999 was the lower ESOP compensation expense and operating expenses, partially offset by higher general and administrative expenses described above.

Income Tax Expense. There was no income tax expense for the six months ended March 31, 1999 or 1998. The Company experienced an effective rate of zero for the six months ended March 31, 1999 as a result of the Company's S Corporation election, effective October 1, 1998 and anticipated results of operations from the Company's four subsidiaries which did not elect to become divisions of the S Corporation. The Company experienced an effective rate of zero for the six months ended March 31, 1998 as a result of realizing certain of its deferred tax assets for which a valuation allowance had been previously established.

Net Income. Net income increased $4.4 million to $6.0 million for the six months ended March 31, 1999 from $1.6 million for the six months ended March 31, 1998. Net income for the six months ended March 31, 1999 was due to higher operating income described above.

Liquidity and Capital Resources

The Company's cash requirements consist principally of working capital requirements, interest on outstanding indebtedness, capital expenditures and deposits to trust funds to satisfy certain environmental statutes and regulations. The Company had working capital of $23.1 million at March 31, 1999 compared to $28.0 million at September 30, 1998. The decrease in working capital is due to a reduction in cash balances during the six months ended March 31, 1999. See "Cash Flow from Investing Activities".

As part of the Refinancing Transaction the Company entered into the Credit Agreement that currently provides for up to $95.0 million of additional borrowings which, subject to certain limitations and covenant restrictions (including financial ratios), can be drawn by the Company to fund ongoing operations, invest in capital equipment and/or facilities and to finance acquisitions. Letters of credit under the Credit Agreement are limited to a maximum of $25.0 million. The Credit Agreement expires in November 2000. At March 31, 1999, the Company had utilized $1.6 million of the credit facility provided by the Credit Agreement for letters of credit and had availability under the Credit Agreement of approximately $61.6 million for borrowings unrelated to letters of credit, with an additional $23.4 million available for letters of credit. Certain acquisitions could increase availability for borrowings unrelated to letters of credit under the Credit Agreement, due to the Company's ability to include certain pro forma financial information of acquired entities in calculating its financial ratios to determine availability. Changes in availability under the Credit Agreement are a function of changes in operating results, among other things. In addition, certain covenant measures become more restrictive over time, and the maximum availability will decrease by $2.5 million per quarter until expiration of the Credit Agreement. The first reduction occurred December 31, 1998 and reductions continue each quarter until expiration of the Credit Agreement.

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

The Senior Notes mature in November 2005. As of March 31, 1999, interest on the Senior Notes accrued at the rate of 13.5% per annum. However, the interest rate on the Senior Notes is subject to decrease to 12.5% at such time the Company (in one or more transactions) offers to purchase (whether or not any actual purchases are made) or redeems an aggregate of $25.0 million in principal amount of Senior Notes out of the proceeds of equity sales.

Cash Flow from Operating Activities. Cash provided by operating activities was $21.0 million for the six months ended March 31, 1999 compared to $12.7 million for the same period last year. The large decrease in cash in the prior year was primarily due to an increase in accounts receivable as a percentage of sales, payments of accrued expenses and accelerated payments of accounts payable at the end of the calendar year.

Cash Flow from Investing Activities. Cash used in investing activities was $23.8 million for the six months ended March 31, 1999 compared to cash used of $5.4 million for the same period last year. During the six months ended March 31, 1999, the Company used $14.8 million on capital expenditures, primarily vehicles, construction projects, containers and other equipment and also used $9.9 million to purchase the stock of one solid waste collection company and substantially all of the assets of two other solid waste collection companies in Los Angeles. During the period ended March 31, 1998, the Company used $7.3 million on capital expenditures for vehicles, containers, other equipment and computer software and received $1.5 million from the sale of real estate in Kansas City.

Cash Flow from Financing Activities. Cash used in financing activities was $0.9 million for the six months ended March 31, 1998 compared to $0.6 million for the six months ended March 31, 1998. Activity in both periods consisted primarily of scheduled note and capital lease payments.

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

Inflation and Prevailing Economic Conditions

Historically, the Company has experienced cost increases due to the effects of inflation on its operating expenses, particularly the cost of compensation and benefits, and the replacement of or additions to property and equipment. Fuel costs which fluctuate with inflation and other market conditions may also affect operating results. Most of the Company's operations are subject to rate setting processes which allow for the recovery of certain costs including labor and fuel. However, inflationary increases in operating costs may cause the Company to incur lower operating margins, at least until such time as new rates can be implemented. Rate adjustments, if approved, can take several months.*

On April 24, 1997, employees represented by the Sanitary Truck Drivers and Helpers Union Local 350 International Brotherhood of Teamsters ("Local 350") initiated a strike against certain San Francisco operations of the Company. The strike was resolved on April 26, 1997 when Local 350 voted to accept a five-year contract. A provision of the new contract related to an increase in pension benefits. The Company believes that it was agreed that the increase to certain pension benefits was to be prospective. Subsequently, Local 350 asserted that it understood the increase to be retroactive. On February 10, 1998, the Company filed a petition for order compelling arbitration in U.S. District Court for the Northern District of California entitled Norcal Waste Systems, Inc., Golden Gate Disposal and Recycling Inc. and Sunset Scavenger Company v. Sanitary Truck Drivers and Helpers Union Local 350, IBT to arbitrate this dispute under the terms of the collective bargaining agreement between the parties. On May 29, 1998, the Court ruled in the Company's favor and directed the parties to proceed with arbitration. Arbitration has been rescheduled to begin on December 13, 1999.

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

The ultimate outcome of such proceeding cannot be determined at this time and the results of these legal proceedings cannot be predicted with certainty. The arbitrator could find in favor of the Company or Local 350, or could conclude that there has been no meeting of the minds on this provision of the contract and the provision could have to be renegotiated. If the matter is not satisfactorily renegotiated, the Company could be subject to another work stoppage.* Such events could have a material adverse effect on the financial condition or results of operations of the Company.

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

The Company's subsidiary, City Garbage Company of Eureka, Inc., is currently in discussion with the County of Humboldt over sums due under the Solid Waste Disposal Agreement which expired on September 28, 1998 ("Humboldt Agreement"). The Humboldt Agreement provides for payments relating to the final period of operations and for long-term environmental contingencies such as certain corrective action costs and closure and post-closure maintenance costs. The proposed actions and projected expenses were developed by independent consulting engineers and have been approved or submitted for approval to the applicable California regulatory agencies. The items in the termination payment and interim closure/post-closure payment which are disputed by the County of Humboldt total approximately $5 million. The Company anticipates that it will be required to take legal action against Humboldt County to enforce its rights to this sum under the Humboldt Agreement. Although the outcome of legal action is inherently uncertain, the Company believes that it is likely to recover a substantial majority of the amounts for which it has requested reimbursement.

The Company has experienced lower revenue as a result of the loss of tonnage from the city of Ontario in San Bernardino County, who signed a long-term disposal agreement with a third party landfill effective January 1, 1999. This tonnage represented approximately 15% of the total tonnage received at the San Bernardino sites during the Company's fiscal year ended September 30, 1998. The impact to operating income will be a function of the extent to which the revenue reduction can be mitigated with corresponding decreases in operating costs as well as adjustments to the compensation rate per ton. There can be no assurance that the Company will be successful in reducing the impacts of the reduction in volume.*

Due to the Company's concentration in California, cyclical economic conditions in California will have an impact on the Company's results.* A significant economic downturn in California could have an adverse impact on the Company's results of operations.*

Seasonality

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

The Company is also investigating the Year 2000 compliance efforts of suppliers, contractors, financial institutions and other third parties with whom the Company does business and has material relationships to attempt to mitigate any adverse impact on the Company's operations from significant compliance problems that may be experienced by such parties or as a result of embedded systems. The Company plans to continue to monitor this through periodic meetings with and questionnaires to suppliers, customers and other third parties.

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

To date, the Company has spent approximately $200,000 in effecting Year 2000 compliance. The Company anticipates that its remaining costs in effecting such compliance will not exceed $300,000, the majority of which costs are attributable to the internal costs of employee and management time.

Factors, many of which are outside the control of the Company, that could effect the Company's ability to be Year 2000 compliant by the end of 1999 include: the failure of suppliers, contractors, financial institutions, customers, governmental entities and others to achieve compliance; the continued availability of the internal and external resources necessary for the Company to complete Year 2000 compliance; and the inability or failure to identify all critical Year 2000 issues or to develop appropriate contingency plans for all Year 2000 issues that ultimately may arise.

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

The Company has elected to become taxable as an S corporation effective October 1, 1998. In addition, in connection with the Company's S Corporation election the Company also elected, for income tax purposes only, to treat a substantial number of its subsidiaries as divisions of the Company. Generally, the income of an S Corporation (including its divisions) is not taxable at the corporate level, but, instead, the income of the S Corporation is passed through and reported directly on the tax returns of the S Corporation shareholders. However, because the sole shareholder of the Company, the Norcal Waste Systems, Inc. Employee Stock Ownership Plan and Trust (the "ESOP"), is a tax-exempt employee stock ownership plan, it also will not be subject to tax on its allocable share of the Company's taxable income. Although S Corporations generally are not subject to corporate-level income taxes, the Company, for so long as it retains its status as an S Corporation, will be subject to (a) potential income taxes related to the disposition of, or the realization of income with respect to, certain built-in gain assets (that is, any asset, such as real estate or securities, with a fair market value greater than its tax basis as of October 1, 1998 or income reported which relates to taxable periods prior to the Company becoming an S Corporation, including, for example, income subsequently reported by reason of a pre-existing change in accounting method) which is recognized within 10 years from the date of the election and (b) state income taxes at a rate of 1.5%. Deferred tax assets and liabilities are eliminated when a taxable enterprise becomes a non-taxable enterprise and the effect of recognizing or eliminating deferred tax assets or liabilities is charged or credited to income tax expense in income from continuing operations. Corporations that elect S Corporation status generally are subject to tax under built-in gains provisions as previously discussed and thus would be required to continue to recognize deferred taxes associated with built-in gains. Deferred taxes related to built-in gains for the Company include deferred taxes for anticipated sales of real estate and other assets. In addition, for subsidiaries of the Company that have not elected to become Qualified Subchapter S Corporation Subsidiaries, deferred taxes are maintained for existing tax liabilities. As a result of the S Corporation election and the evaluation of potential built-in gains, the Company had no changes to its total deferred tax liability during the six month period and there was no income tax expense for the six months ended March 31, 1999.

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

PART II - OTHER INFORMATION

Item 1.     Legal Proceedings

Litigation Regarding the ESOP Notes

In 1995, the Company and the ESOP settled litigation that had been brought against them, together with (among others) certain financial institutions as to which Norcal and/or the ESOP have certain indemnification obligations, by certain former holders of prior notes issued by the ESOP (the "Settlement"). The litigation was entitled
Abraham, et al. v. Norcal Waste Systems, Inc., et al., No. C94-3076 CAL, and was filed in the United States District Court for the Northern
District of California. Pursuant to the Settlement, the claims against all defendants, including Norcal and the ESOP, were dismissed with prejudice, with the exception of certain of plaintiffs' claims against one of those financial institutions, as to which the litigation proceeded. The court ruled that the Settlement was fair and made in good faith, and barred any claims by that financial institution, among others, against Norcal and the ESOP for equitable indemnity or contribution relating to plaintiffs' released claims. That financial institution later brought claims against Norcal and the ESOP relating to the Settlement an alleging that Norcal and the ESOP have post-Settlement indemnity obligations to the institution. After court rulings in favor of Norcal and the ESOP, the financial institution dismissed its remaining claims without prejudice to bringing them again. In January 1999, the court granted summary judgment in favor of the financial institution on all remaining claims of plaintiffs against the financial institution. On March 12, 1999, the financial institution filed a new declaratory relief action in the same court against the ESOP alleging that the ESOP must indemnify the financial institution for its litigation expenses in the above referenced matter following the Settlement. Norcal has not been named a party in this new action. Norcal and the ESOP believe that this new action and any further attempts by the financial institution to bring claims against Norcal and/or the ESOP related to the Settlement or the indemnity (following any appeal from the court's rulings or otherwise) have no merit. In any case it is unlikely that any liability on such claims would materially exceed the amount of the financial institution's legal fees and expenses following the Settlement; such legal fees and expenses, however, could be substantial.
The ESOP intends to defend vigorously against the claims alleged in the new matter.

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

None

Item 3.     Defaults Upon Senior Securities

None

Item 4.     Submission of Matters to a Vote of Security Holders

On February 25, 1999, the Administrative Committee of the Company's Employee Stock Ownership Plan (the "ESOP"), acting on behalf of the ESOP as the Company's sole shareholder, reelected H. Welton Flynn, Gale R. Kaufman, John B. Molinari and Michael J. Sangiacomo, the current members of the Company's Board of Directors, by written consent. As of February 25, 1999, there were 24,134,973 shares of common stock outstanding, all of which were the subject of the written consent

Item 5.     Other Information

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

Dated: May 13, 1999