Form 10-Q
period 1999-06-30
NORCAL WASTE SYSTEMS INC
filed 1999-08-13
CIK 932923

This Quarterly Report is filed by Norcal Waste Systems, Inc.
               pursuant to certain contractual requirements and not
                 pursuant to the Securities Exchange Act of 1934
                    and the rules and regulations thereunder.

                               QUARTERLY REPORT

                  For the quarterly period ended June 30, 1999

                           NORCAL WASTE SYSTEMS, INC.
             (Exact name of company as specified in its charter)

           CALIFORNIA                           94-2922974
  -------------------------------          ---------------------
  (State or other jurisdiction of            (I.R.S. Employer
   incorporation or organization)           Identification No.)

   160 Pacific Avenue, Suite 200
     San Francisco, California                     94111
---------------------------------------    ---------------------
(Address of principal executive offices)        (Zip Code)

Company's telephone number, including area code:   (415) 875-1000
                                                  ----------------

Former Address: Five Thomas Mellon Circle, Suite 304, San Francisco, CA 94134 Date of Address Change: May 17, 1999

Norcal Waste Systems, Inc. is currently 100% owned by an employee stock ownership plan.

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date. On August 9, 1999, there were 24,134,973 shares of $.01 par value Common Stock outstanding.

NORCAL WASTE SYSTEMS, INC. AND SUBSIDIARIES
(a wholly owned subsidiary of the Norcal Waste Systems, Inc.
Employee Stock Ownership Plan and Trust)

CONSOLIDATED BALANCE SHEETS
(in thousands)
(unaudited)
                                                       June 30,     September 30,
                                                        1999            1998
                                                    -------------   -------------
Assets
Current assets:
  Cash                                                   $28,903       $39,752
  Marketable securities                                    5,552         5,552
  Trust accounts, current portion                          1,940         1,940
  Accounts receivable, less allowance for doubtful
    accounts of $2,343 at June 30, 1999 and $2,202
    at September 30, 1998                                 43,736        49,789
  Parts and supplies                                       2,350         2,200
  Prepaid expenses                                         2,715         2,640
                                                        ---------     ---------
      Total current assets                                85,196       101,873
                                                        ---------     ---------

Property and equipment:
  Land                                                    46,376        46,103
  Landfills                                               29,749        29,419
  Buildings and improvements                              50,613        47,422
  Vehicles and equipment                                 149,153       130,190
  Construction in progress                                 8,453         6,291
                                                        ---------     ---------
      Total property and equipment                       284,344       259,425
  Less accumulated depreciation and amortization         122,413       111,791
                                                        ---------     ---------
      Property and equipment, net                        161,931       147,634
                                                        ---------     ---------

Franchises, permits and other intangibles, net            80,282        73,016
Trust accounts                                            35,935        34,250
Deferred financing costs, net                              5,914         6,920
Other assets                                               6,740         8,168
                                                        ---------     ---------
      Total other assets                                 128,871       122,354
                                                        ---------     ---------
        Total assets                                    $375,998      $371,861
                                                        =========     =========

<F1>
See accompanying notes to consolidated financial statements.


NORCAL WASTE SYSTEMS, INC. AND SUBSIDIARIES
(a wholly owned subsidiary of the Norcal Waste Systems, Inc.
Employee Stock Ownership Plan and Trust)

CONSOLIDATED BALANCE SHEETS, Continued
(in thousands)
(unaudited)
                                                        June 30,   September 30,
                                                         1999          1998
                                                    -------------  -------------
Liabilities and Stockholder's Equity
Current liabilities:
  Current portion:
    Long-term debt                                        $370           $337
    Capital lease obligations                              715          1,114
  Accounts payable                                       5,740          7,984
  Accrued expenses                                      50,119         57,873
  Income taxes payable                                   1,371             90
  Deferred revenues                                      3,209          2,703
  Other accrued liabilities                              3,569          3,731
                                                      ---------      ---------
      Total current liabilities                         65,093         73,832
                                                      ---------      ---------
Long-term debt                                         175,931        174,080
Obligations under capital leases                           452            910
Deferred income taxes                                    5,127          5,259
Landfill closure liability                              26,436         25,938
Postretirement medical benefits                         34,097         33,601
Other liabilities                                       14,280         14,244
                                                      ---------      ---------
      Total liabilities                                321,416        327,864
                                                      ---------      ---------
Commitments and contingencies
Stockholder's equity:
  Common stock, $.01 par value; 100,000,000 shares
    authorized;
    24,134,973 shares issued and outstanding               241            241
  Additional paid-in-capital                           166,378        166,378
  Accumulated deficit                                  (87,179)       (96,928)
  Accumulated other comprehensive deficit               (2,501)        (2,115)
                                                      ---------      ---------
                                                        76,939         67,576
Less net scheduled contribution to the ESOP            (22,357)       (23,579)
                                                      ---------      ---------
      Total stockholder's equity                        54,582         43,997
                                                      ---------      ---------
        Total liabilities and stockholder's equity    $375,998       $371,861
                                                      =========      =========

<F1>
See accompanying notes to consolidated financial statements.

NORCAL WASTE SYSTEMS, INC. AND SUBSIDIARIES
(a wholly owned subsidiary of the Norcal Waste Systems, Inc.
Employee Stock Ownership Plan and Trust)

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands)
(unaudited)

                                             Three Months Ended      Nine Months Ended
                                                   June 30,              June 30,
                                                1999       1998       1999       1998
                                             ---------  ---------  ---------  ---------
Revenues                                      $87,173    $80,653   $253,290   $245,992
Cost of operations:
  Operating expenses                           61,928     55,267    180,120    174,051
  Depreciation and amortization                 5,508      5,067     15,815     15,002
  ESOP compensation expense                       442      3,596      2,891     10,885
  General and administrative                    9,849      8,751     28,424     25,761
                                             ---------  ---------  ---------  ---------
    Total cost of operations                   77,727     72,681    227,250    225,699

Operating income                                9,446      7,972     26,040     20,293

  Interest expense                             (6,453)    (6,594)   (19,454)   (19,665)
  Interest income                                 784        972      2,434      2,658
  Other income, net                               205      3,346        928      3,999
                                             ---------  ---------  ---------  ---------
    Income before income taxes                  3,982      5,696      9,948      7,285
Income tax expense                               (199)         -       (199)         -
                                             ---------  ---------  ---------  ---------
    Net income                                $ 3,783    $ 5,696   $  9,749   $  7,285
                                             =========  =========  =========  =========

<F1>
See accompanying notes to consolidated financial statements.

NORCAL WASTE SYSTEMS, INC. AND SUBSIDIARIES
(a wholly owned subsidiary of the Norcal Waste Systems, Inc.
Employee Stock Ownership Plan and Trust)

CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY
For the nine months ended June 30, 1999
(in thousands)
(unaudited)

                                                                          Accumulated       Net
                                                 Additional                  other       scheduled
                                 Common Stock      paid-in   Accumulated comprehensive  contribution
                              Shares     Amount    capital      deficit      deficit     to the ESOP    Total
Balances, September 30, 1998   24,135   $  241   $ 166,378   $  (96,928)  $  (2,115)    $ (23,579)   $  43,997
  Net income                        -        -           -        9,749           -             -        9,749
  Other comprehensive loss,
    net of tax                      -        -           -            -        (386)            -         (386)
Contributions to reduce
  ESOP debt                         -        -           -            -           -         1,222        1,222
                              --------  -------   ---------   ----------   ---------    ----------    ---------
Balances, June 30, 1999        24,135   $  241   $  166,378   $ (87,179)   $ (2,501)    $ (22,357)   $  54,582
                              ========  =======   =========   ==========   =========    ==========    =========

<F1>
See accompanying notes to consolidated financial statements.

NORCAL WASTE SYSTEMS, INC. AND SUBSIDIARIES
(a wholly owned subsidiary of the Norcal Waste Systems, Inc.
Employee Stock Ownership Plan and Trust)

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)
                                                                 Nine Months Ended
                                                                     June 30,
                                                                 1999       1998
                                                               --------   --------
Cash flows from operating activities:
  Net income                                                   $ 9,749    $ 7,285

  Adjustments to reconcile net loss to net cash
  provided by operating activities:
    Depreciation and amortization                               15,815     15,002
    ESOP compensation expense                                      673     10,744
    Senior notes interest and amortized financing costs         (4,618)    (4,543)
    Gains on dispositions                                         (573)    (3,725)
    Other                                                       (2,308)       975
    Changes in assets and liabilities, net of
      effects of acquisitions and dispositions                   6,340    (10,423)
                                                              ---------  ---------
        Net cash provided by operating activities               25,078     15,315
                                                              ---------  ---------
Cash flows from investing activities:
  Acquisitions of property and equipment                       (25,837)   (11,738)
  Payment for businesses acquired                               (9,866)         -
  Proceeds from dispositions                                       960      7,229
  Other                                                            188        142
                                                              ---------  ---------
        Net cash used in investing activities                  (34,555)    (4,367)
                                                              ---------  ---------
Cash flows from financing activities:
  Principal payments on long-term debt and capitalized leases   (1,524)    (1,020)
  Proceeds from other debt                                         152          -
                                                              ---------  ---------
        Net cash used in financing activities                   (1,372)    (1,020)
                                                              ---------  ---------

Net (decrease) increase in cash and cash equivalents           (10,849)     9,928
Cash and cash equivalents, beginning balance                    39,752     32,330
                                                              ---------  ---------
Cash and cash equivalents, ending balance                     $ 28,903   $ 42,258
                                                              =========  =========
  Supplemental cash flow information:

    Interest                                                  $ 24,443   $ 24,328
                                                              =========  =========
    Income taxes                                              $     36   $  1,746
                                                              =========  =========
    Schedule of noncash investing and financing activities:
      Debt issued and liabilities assumed in acquisitions     $  2,945          -
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

(3) Long-term Debt

         Long-term debt at June 30, 1999 and September 30, 1998 is summarized as follows:

                                    (in thousands)


                                                        June 30     September 30
                                                     ------------   ------------

Senior Notes due November 15, 2005, interest at 13.5%   $171,277       $171,004
Note payable for business acquired due in monthly
 installments through 2016, interest imputed at 8.75%      1,594          1,622
Convertible notes payable for business acquired, due
  in eight quarterly installments beginning
  December 2001, interest imputed at 8.5%                  1,824              -
Notes payable to former shareholders, due in monthly
 installments through 2017, interest at 6% to 8.5%           690            734
Other notes                                                  916          1,057
                                                       ----------     ----------
         Total debt                                      176,301        174,417
         Less current portion                                370            337
                                                       ----------     ----------
Long-term debt                                          $175,931       $174,080
                                                       ==========     ==========

On November 21, 1995, the Company completed a private debt offering of $175.0 million in Senior Notes (the "Senior Notes"). The Senior Notes mature in November 2005 with interest payable semi-annually. The Senior
Notes are redeemable at the option of the Company, in whole or in part, at any time during or after November 2000. In the event of a change in control of the Company, the Company would be required to offer to purchase the Senior Notes. The Senior Notes are unsecured and rank pari passu in right of payment to all existing and future senior indebtedness of the Company. The Senior Notes are guaranteed, on a senior unsecured basis, by the Company's wholly-owned subsidiaries. The Indenture governing the Senior Notes contains provisions which, among other things, (i) limit the Company's and its subsidiaries' ability to declare or pay dividends or other distributions
(other than dividends or distributions payable to Norcal or any wholly owned subsidiary of Norcal), (ii) limit the purchase, redemption or retirement of capital stock and (iii) limit the incurrence of additional debt. In September 1996, the Company completed the exchange of all of its outstanding privately-placed Senior Notes for Senior Notes with identical terms and provisions, which exchange was registered under the Securities Act of 1933.
The interest rate on the Senior Notes is currently 13.5%, however, the interest rate reverts to 12.5% if Norcal (in one or more transactions) offers to purchase

(whether or not any actual purchases are made) or redeems an aggregate of $25.0 million in principal amount of Senior Notes out of the proceeds of equity sales. In conjunction with the private debt offering, the Company entered into a new Credit Agreement (the "Credit Agreement") with a group of lenders and BankBoston, N.A., as Agent. The Credit Agreement, as amended, currently provides for a revolving credit facility in an amount of up to $92.5 million (depending upon certain financial ratios), up to $25.0 million of which may be used for letters of credit. At June 30, 1999, the Company had utilized
$2.2 million of its credit facility for letters of credit and had availability under the Credit Agreement (based on limitations imposed by certain financial ratios) of $45.9 million along with $22.8 million which may be utilized for additional letters of credit. Changes in availability under the Credit
Agreement are a function of changes in operating results, among other things.
In addition, certain covenant measures become more restrictive over time, and maximum availability decreases by $2.5 million per quarter. The first reduction occurred December 31, 1998 and reductions continue each quarter until expiration of the Credit Agreement.

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

(5) Commitments and Contingencies

On April 24, 1997, employees represented by the Sanitary Truck Drivers and Helpers Union Local 350 International Brotherhood of Teamsters ("Local
350") initiated a strike against certain San Francisco operations of the Company. The strike was resolved on April 26, 1997 when Local 350 voted to accept a five-year contract. A provision of the new contract related to an increase in pension benefits. The Company believes that it was agreed that the increase to certain pension benefits was to be prospective. Subsequently, Local 350 asserted that it understood the increase to be retroactive. Representatives of the Company and Local 350 have entered into a Memorandum of Understanding (the "Memorandum"), which provides that the parties will suspend the arbitration and that when the Company files its next rate application with the San Francisco Department of Public Works, which application may be filed at such time as the Company reasonably determines is appropriate, such application will include a request for sufficient money to cover the funding of costs of the pension benefit increases requested by Local 350 (the "Local 350 Amounts"). The Memorandum further provides that, if the Company's rate applications are granted and become effective, including the Local 350 Amounts, the arbitration will be terminated with prejudice; but if such request is denied, in whole or in part, for any reason and the Company does not put into effect the pension increases requested by Local 350, either party may reinstate the arbitration. The Company has not determined when it will submit a rate application.

If either party was to reinstate the arbitration and if Local 350 was to prevail in the arbitration discussed above or if the Company is successful in obtaining funding for the Local 350 amounts, the Company estimates that the accumulated benefit obligation ("ABO") as of September 30, 1998 would increase by an additional $9.1 million, which would generally result in an increase to the pension intangible asset with a corresponding offset to the accrued pension liability. In addition, if the increased pension benefits are provided, the Company's estimated incremental increase in its annual accruals for employee benefits would be approximately $2.4 million for pension and medical costs. The above estimates are based on a discount rate of 6.75%. The discount rate applied under generally accepted accounting principles ("GAAP") fluctuates with market conditions. A change in the discount rate can result in significant adjustments to the ABO.

The ultimate outcome of this matter cannot be determined at this time and the results of the rate application or the arbitration proceeding, if reinstated cannot be predicted with certainty. If the arbitration is reinstated, the arbitrator could find in favor of the Company or Local 350, or could conclude that there has been no meeting of the minds on this provision of the contract and the provision could have to be renegotiated. If the matter is not satisfactorily renegotiated, the Company could be subject to another work stoppage.* Such events could have a material adverse effect on the financial condition or results of operations of the Company.

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

The Company filed an appeal of the DIR's ruling with the Director of the DIR (the "Director") on March 4, 1998. On July 27, 1998, the Director issued a decision affirming the DIR's initial determination that the operation of the San Bernardino County Landfills is a public work and therefore subject to prevailing wage laws. However, the Director rejected the automatic adoption of general construction industry prevailing wage rates for landfill operators and referred the matter to the Labor
Commissioner of the Division of Labor Standards Enforcement (the "Commissioner") for a determination as to the prevailing wage for landfill operators such as those employed by the Company in San Bernardino County.
The Commissioner concluded its hearing of the matter in April 1999. The Company has received an unfavorable determination from the hearing officer and is now working with the Labor Commissioner of the Division of Labor Standards Enforcement and the International Union of Operating Engineers
Local Union No. 12 ("Local 12") to resolve the matter. The Company and Local 12 have entered into a collective bargaining agreement covering certain of the Company's landfill employees. Local 12 has agreed to register certain wage and benefit rates with the State of California for the purpose of establishing prevailing wage and benefit rates for such landfill employees. If the matter is not favorably resolved, if Local 12 fails to accomplish the registration of the wage and hour benefits or if the State of California does not accept and publish such rates, the collective bargaining agreement will be null and void. Moreover, if the matter is not favorably resolved, the Company would likely appeal the decision to the Director of the DIR and/or pursue litigation.
If the Company is ultimately unsuccessful in its efforts to achieve a favorable outcome, it could have a material adverse impact on the results of operations of the Company.

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

(7) Income Taxes

The Company has elected to become taxable as an S Corporation effective October 1, 1998. In addition, in connection with the Company's S Corporation election the Company also elected, for income tax purposes only, to treat a substantial number of its subsidiaries as divisions of the Company. Generally, the income of an S Corporation (including its divisions) is not subject to federal income taxation at the corporate level, but, instead, the income of the S Corporation is passed through and reported directly on the tax returns of the S Corporation shareholders. However, because the sole shareholder of the Company, the Norcal Waste Systems, Inc. Employee Stock Ownership Plan and Trust (the "ESOP"), is a tax-exempt employee stock ownership plan, it also will not be subject to tax on its allocable share of the Company's taxable income. As a result of the S Corporation election and the evaluation of potential built-in gains, the Company had no changes to its total deferred tax liability during the nine months ended June 30, 1999. During the three and nine months ended June 30, 1999, the Company has recorded tax expense based primarily on the state tax rate of 1.5% for S Corporations.

(8) Comprehensive Income

Effective October 1, 1998, the Company has adopted SFAS No. 130, "Reporting Comprehensive Income" which establishes standards for the reporting of comprehensive income and its components in financial statements. Comprehensive income consists of net income and other gains and losses affecting stockholder's equity that, under generally accepted accounting principles, are excluded from net income. The components of comprehensive income for the interim periods presented are as follows:



                                           Nine Months Ended
                                  June 30, 1999       June 30, 1998
                                  -------------       -------------

Net income                             $ 9,749             $ 7,285
Other comprehensive income (loss):
  Unrealized gains (losses) on
  trust accounts, net of tax              (386)                 24
                                   ------------         -----------
Total comprehensive income             $ 9,363             $ 7,309
                                   ============         ===========

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

On November 21, 1995, the Company issued 12.5% Series A Senior Notes in an aggregate principal amount of $175.0 million, for which it received proceeds, after original issue discount, of approximately $170.2 million. The Company used the proceeds from this Offering (less certain associated expenses), together with certain cash balances, to retire approximately $199.1 million of its then outstanding indebtedness and certain of the ESOP's indebtedness to third parties. Concurrent with the Offering, the Company entered into a new bank credit agreement which currently provides for a revolving credit facility with a maximum availability of $92.5 million, of which up to $25.0 million may be used for letters of credit. These transactions are collectively referred to as the "Refinancing Transaction."

The following discussion pertains to the Company's operations for the three months and nine months ended June 30, 1999 and 1998 and should be read in conjunction with the unaudited consolidated financial statements and related notes thereto included elsewhere herein, and the Company's September 30, 1998 audited consolidated financial statements contained in the Company's Annual Report for the fiscal year ended September 30, 1998.

Introduction

Norcal Waste Systems, Inc. ("Norcal") and its subsidiaries (collectively referred to herein as the "Company") provide solid waste management services throughout California, including collection, transfer, disposal, landfill management, recycling and other waste services. The Company operates 13 landfills in California, four of which it owns, nine of which are owned by local governmental entities. The Company currently serves an estimated 465,000 customers.

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

ESOP compensation expense includes amounts contributed by the Company to the ESOP to allow the ESOP to repay its intercompany loans to the Company along with amounts to fund distributions to retired, terminated or withdrawing participants. The total contributions are subject to various limitations imposed by the Internal Revenue Code of 1986, as amended, and are generally tax deductible. The debt repayments by the ESOP result in allocation of Company common stock to ESOP participants' accounts pursuant to an allocation formula. In recognition of the tax benefits arising from the Company's S Corporation election as more fully described in "Accounting and Other Matters" below, the Company and the ESOP agreed to change the payment schedule for the intercompany loans, which will result in lower contributions, and consequently lower ESOP compensation expense.

Results of Operations

NORCAL WASTE SYSTEMS, INC. AND SUBSIDIARIES
Summary Statements of Operations
Operating Comparison
(in thousands)
                                              Relationship to Total Revenue
                                          Three Months Ended   Nine Months Ended
                                                June 30,            June 30,
                                             1999      1998      1999       1998
                                          --------  --------  --------   --------
Revenues:
  Collection and disposal operations        77.7%     78.1%     77.9%      75.0%
  Third party landfill management services  18.4%     16.9%     18.1%      20.0%
  Recycled commodities sales                 3.9%      5.0%      4.0%       5.0%
                                          -------    ------    ------    -------
    Total revenues                         100.0%    100.0%    100.0%     100.0%
                                          -------    ------    ------    -------

Cost of operations:
  Operating expenses                        71.0%     68.5%     71.1%      70.8%
  Depreciation and amortization              6.3%      6.3%      6.2%       6.1%
  ESOP compensation expense                  0.5%      4.5%      1.1%       4.4%
  General and administrative                11.3%     10.8%     11.3%      10.4%
                                          -------    ------    ------    -------
    Total cost of operations                89.1%     90.1%     89.7%      91.7%
                                          -------    ------    ------    -------
Operating income                            10.9%      9.9%     10.3%       8.3%

  Interest expense                          -7.4%     -8.2%     -7.7%      -8.0%
  Interest income                            0.9%      1.2%      1.0%       1.1%
  Other income, net                          0.2%      4.2%      0.3%       1.6%
                                          -------    ------    -------   -------
    Income before income taxes               4.6%      7.1%      3.9%       3.0%

Income tax expense                          -0.3%      0.0%     -0.1%       0.0%
                                          -------    ------    -------   -------
    Net income                               4.3%      7.1%      3.8%       3.0%
                                          =======    ======    =======   =======

                                                   Period to Period Change
                                          Three Months Ended   Nine Months Ended
                                                June 30,            June 30,
                                              $         %         $          %
                                          --------  --------  --------   --------
Revenues:
  Collection and disposal operations        4,753      7.5%    12,878       7.0%
  Third party landfill management services  2,462     18.1%    -3,310      -6.7%
  Recycled commodities sales                 -695    -17.1%    -2,270     -18.3%
                                          -------    ------    ------    -------
    Total revenues                          6,520      8.1%     7,298       3.0%
                                          -------    ------    ------    -------

Cost of operations:
  Operating expenses                        6,661     12.1%     6,069       3.5%
  Depreciation and amortization               441      8.7%       813       5.4%
  ESOP compensation expense                -3,154    -87.7%    -7,994     -73.4%
  General and administrative                1,098     12.5%     2,663      10.3%
                                          -------    ------   -------    -------
    Total cost of operations                5,046      6.9%     1,551       0.7%
                                          -------    ------   -------    -------
Operating income                            1,474     18.5%     5,747      28.3%

  Interest expense                            141     -2.1%       211      -1.1%
  Interest income                            -188    -19.3%      -224      -8.4%
  Other income, net                        -3,141    -93.9%    -3,071     -76.8%
                                          -------    ------   -------    -------
    Income before income taxes             -1,714    -30.1%     2,663      36.6%

Income tax expense                           -199   -100.0%      -199    -100.0%
                                          -------    ------   -------    -------
    Net income                             -1,913    -33.6%     2,464      33.8%
                                          =======   =======   =======    =======

Three months ended June 30, 1999 and 1998

Revenues. Revenues for the three months ended June 30, 1999 increased
$6.5 million (8.1%) to $87.2 million from $80.7 million for the three months ended June 30, 1998. The increase in revenues was due to higher waste collection and disposal revenues and third party landfill management services revenues, partially offset by lower recycled commodity revenues. Waste collection and disposal revenues increased $4.8 million; approximately $2.0 million was due to operations acquired in Los Angeles in October and November 1998, approximately $1.8 million was due to general volume increases, and the remainder was due to rate increases in several service areas. Third party landfill management services revenues increased $2.5 million due to increased project management revenues in San Bernardino County of $3.9 million compared to the prior year, partially offset by reduced landfill operations revenues of $1.5 million in San Bernardino County due to reduced volumes from the loss of tonnage from the city of Ontario, which signed a long-term disposal agreement with a third party landfill effective January 1, 1999. Recycled commodities sales revenues decreased $0.7 million due to lower commodity prices.

Operating Expenses. Operating expenses for the three months ended June 30, 1999 increased $6.7 million (12.1%) to $61.9 million from $55.2 million for the three months ended June 30, 1998. As a percentage of revenues, operating expenses increased to 71.0% for the three months ended June 30, 1999 from 68.5% for the three months ended June 30, 1998. Project and subcontractor related costs increased $3.5 million as a result of increased landfill and project management activity in San Bernardino County. Disposal costs increased $1.6 million due primarily to operations acquired in October and November 1998 and increased volumes delivered to third party landfills. Payroll and related costs increased $1.4 million due to scheduled union wage increases and operations acquired in October and November 1998.

ESOP Compensation Expense. ESOP compensation expense is primarily based on the cost of shares allocated as determined by the Company's contribution to the ESOP, along with contributions to fund distributions to retired, terminated and withdrawing participants. ESOP compensation expense for the three months ended June 30, 1999 decreased $3.2 million (87.7%) to $0.4 million from $3.6 million for the three months ended
June 30, 1998. The Company has accrued ESOP expense for the current period based upon a revised payment schedule that does not currently include repayments of principal. In the prior year, ESOP compensation expense included a scheduled principal payment as well as a prepayment of additional principal.

General and Administrative. General and administrative expenses for the three months ended June 30, 1999 increased $1.5 million (18.5%) to $9.4 million from $7.9 million for the three months ended June 30, 1998. As a percentage of revenues, general and administrative expenses increased to 10.9% for the three months ended June 30, 1999 from 9.9% for the three months ended June 30, 1998. The increased costs were primarily due to higher professional services for legal matters and wage increases.

Operating Income. Operating income increased $1.5 million (18.5%) to $9.4 million for the three months ended June 30, 1999 from $7.9 million for the three months ended June 30, 1998. As a percentage of revenues, operating income increased to 10.9% for the three months ended June 30, 1999 from 9.9% for the three months ended June 30, 1998. The primary cause of the increase in operating income for the three months ended
June 30, 1999 was the lower ESOP compensation expense described above, partially offset by higher operating expenses for which corresponding rate increases have not yet been obtained.

Other Income. Other income decreased $3.1 million (93.9%) to $0.2 million for the three months ended June 30, 1999 from $3.3 million for the three months ended June 30, 1998. Other income in 1998 included a $3.2 million gain from the sale of real estate in San Francisco.

Income tax expense. The Company recorded income tax expense for the three months ended June 30, 1999 based primarily on the state tax rate of 1.5% for S Corporations as a result of the Company's S Corporation election, effective October 1, 1998 and anticipated results of operations from the Company's four subsidiaries which did not elect to become divisions of the S Corporation. The Company experienced an effective rate of zero for the three months ended June 30, 1998 as a result of realizing certain of its deferred tax assets for which a valuation allowance had been previously established.

Net Income. Net income decreased $1.9 million to $3.8 million for the three months ended June 30, 1999 from $5.7 million for the three months ended June 30, 1998. The primary causes of the decrease in net income for the three months ended June 30, 1999 were the higher operating expenses and lower other income described above, partially offset by lower ESOP compensation expense.

Nine months ended June 30, 1999 and 1998

Revenues. Revenues for the nine months ended June 30, 1999 increased $7.3 million (3.0%) to $253.3 million from $246.0 million for the nine months ended June 30, 1998. The increase in revenues was due to higher waste collection and disposal revenues, partially offset by lower third party landfill management services revenues and recycled commodity revenues.
Waste collection and disposal revenues increased $12.9 million; approximately $5.4 million was due to general volume increases, approximately $5.0 million was due to operations acquired in Los Angeles in October and November 1998, and the remainder was due to rate increases in several service areas. Third party landfill management services revenues decreased $3.3 million; primarily due to discontinued or reduced landfill operations in San Diego and San Bernardino Counties of $2.6 million and $2.3 million, respectively, partially offset by increased project management revenues in San Bernardino County of $1.3 million compared to the prior year. The Company ceased operations of the San Diego County landfills on March 31, 1998, when the new owner assumed operations. The Company has experienced reduced volumes in San Bernardino County compared to the prior year from the loss of tonnage from the city of Ontario, which signed a long-term disposal agreement with a third party landfill effective January 1, 1999. Recycled commodities sales revenues decreased $2.3 million due to lower commodity prices.

Operating Expenses. Operating expenses for the nine months ended June 30, 1999 increased $6.0 million (3.5%) to $180.1 million from $174.1 million for the nine months ended June 30, 1998. As a percentage of revenues, operating expenses increased to 71.1% for the nine months ended June 30, 1999 from 70.8% for the nine months ended June 30, 1998. Disposal costs increased $3.5 million due primarily to operations acquired in October and November 1998 and increased volumes delivered to third party landfills. Payroll and related costs increased $3.2 million due to scheduled union wage increases and operations acquired in October and November 1998. Worker's compensation costs increased $1.0 million due to increased claims. Recycling purchasing costs decreased $1.6 million due to lower commodity prices.

ESOP Compensation Expense. ESOP compensation expense is primarily based on the cost of shares allocated as determined by the Company's contribution to the ESOP, along with contributions to fund distributions to retired, terminated and withdrawing participants. ESOP compensation expense for the nine months ended June 30, 1999 decreased $8.0 million (73.4%) to $2.9 million from $10.9 million for the nine months ended June 30, 1998. The Company has accrued ESOP expense for the current period based upon a revised payment schedule that does not currently include repayments of principal. In the prior year, ESOP compensation expense included a scheduled principal payment as well as a prepayment of additional principal.

General and Administrative. General and administrative expenses for the nine months ended June 30, 1999 increased $2.7 million (10.3%) to $28.4 million from $25.7 million for the nine months ended June 30, 1998. As a percentage of revenues, general and administrative expenses increased to 11.3% for the nine months ended June 30, 1999 from 10.4% for the nine months ended June 30, 1998. The increased costs were primarily due to wage increases and settlement costs of legal claims.

Operating Income. Operating income increased $5.7 million (28.3%) to
$26.0 million for the nine months ended June 30, 1999 from $20.3 million for the nine months ended June 30, 1998. As a percentage of revenues, operating income increased to 10.3% for the nine months ended June 30, 1999 from 8.3% for the nine months ended June 30, 1998. The primary cause of the increase in operating income for the nine months ended June 30, 1999 was the lower ESOP compensation expense, partially offset by higher operating expenses and general and administrative expenses described above.

Other Income. Other income decreased $3.1 million (76.8%) to $0.9 million for the nine months ended June 30, 1999 from $4.0 million for the nine months ended June 30, 1998. Other income in 1998 included a $3.2 million gain from the sale of real estate in San Francisco.

Income tax expense. The Company recorded income tax expense for the nine months ended June 30, 1999 based primarily on the state tax rate of 1.5% for S Corporations as a result of the Company's S Corporation election, effective October 1, 1998 and anticipated results of operations from the Company's four subsidiaries which did not elect to become divisions of the S Corporation. The Company experienced an effective rate of zero for the nine months ended June 30, 1998 as a result of realizing certain of its deferred tax assets for which a valuation allowance had been previously established.

Net Income. Net income increased $2.5 million to $9.8 million for the nine months ended June 30, 1999 from $7.3 million for the nine months ended June 30, 1998. The increase in net income for the nine months ended June 30, 1999 was the result of higher operating income, due to lower ESOP compensation expense, partially offset by lower other income described above.

Liquidity and Capital Resources

The Company's cash requirements consist principally of working capital requirements, interest on outstanding indebtedness, capital expenditures and deposits to trust funds to satisfy certain environmental statutes and regulations. The Company had working capital of $20.1 million at June
30, 1999 compared to $28.0 million at September 30, 1998. The decrease in working capital is due to a reduction in cash balances during the nine months ended June 30, 1999. See "Cash Flow from Investing Activities".

As part of the Refinancing Transaction the Company entered into the Credit Agreement that currently provides for up to $92.5 million of additional borrowings which, subject to certain limitations and covenant restrictions (including financial ratios), can be drawn by the Company to fund ongoing operations, invest in capital equipment and/or facilities and to finance acquisitions. Letters of credit under the Credit Agreement are limited to a maximum of $25.0 million. The Credit Agreement expires in November 2000. At June 30, 1999, the Company had utilized $2.2 million of the credit facility provided by the Credit Agreement for letters of credit and had availability under the Credit Agreement of approximately $45.9 million for borrowings unrelated to letters of credit, with an additional $22.8 million available for letters of credit. Certain acquisitions could increase availability for borrowings unrelated to letters of credit under the Credit Agreement, due to the Company's ability to include certain pro forma financial information of acquired entities in calculating its financial ratios to determine availability. Changes in availability under the Credit Agreement are a function of changes in operating results, among other things. In addition, certain covenant measures become more restrictive over time, and the maximum availability will decrease by $2.5 million per quarter until expiration of the Credit Agreement. The first reduction occurred December 31, 1998 and reductions continue each quarter until expiration of the Credit Agreement.

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

The Senior Notes mature in November 2005. As of June 30, 1999, interest on the Senior Notes accrued at the rate of 13.5% per annum. However, the interest rate on the Senior Notes is subject to decrease to 12.5% at such time the Company (in one or more transactions) offers to purchase (whether or not any actual purchases are made) or redeems an aggregate of $25.0 million in principal amount of Senior Notes out of the proceeds of equity sales.

Cash Flow from Operating Activities. Cash provided by operating activities was $25.1 million for the nine months ended June 30, 1999 compared to $15.3 million for the same period last year. The lower cash provided by operating activities in the period ended June 30, 1998 was primarily due to accelerated payments of accounts payable at the end of the calendar year as part of the implementation of a new accounts payable system, and payments of accrued expenses and taxes.

Cash Flow from Investing Activities. Cash used in investing activities was $34.6 million for the nine months ended June 30, 1999 compared to cash used of $4.4 million for the same period last year. During the nine months ended June 30, 1999, the Company used $25.8 million on capital expenditures, primarily vehicles, construction projects, containers and other equipment and also used $9.9 million to purchase the stock of one solid waste collection company and substantially all of the assets of two other solid waste collection companies in Los Angeles. During the period ended June 30, 1998, the Company used $11.7 million on capital expenditures for vehicles, containers, other equipment and computer software and received $5.1 million from the sale of real estate in San Francisco and $1.5 million from the sale of real estate in Kansas City.

Cash Flow from Financing Activities. Cash used in financing activities was $1.4 million for the nine months ended June 30, 1998 compared to $1.0 million for the nine months ended June 30, 1998. Activity in both periods consisted primarily of scheduled note and capital lease payments.

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

Inflation and Prevailing Economic Conditions

Historically, the Company has experienced cost increases due to the effects of inflation on its operating expenses, particularly the cost of compensation and benefits, and the replacement of or additions to property and equipment. Fuel costs which fluctuate with inflation and other market conditions may also affect operating results. Most of the Company's operations are subject to rate setting processes which allow for the recovery of certain costs including labor and fuel. However, inflationary increases in operating costs may cause the Company to incur lower operating margins, at least until such time as new rates can be implemented. Rate adjustments, if approved, can take several months.*

On April 24, 1997, employees represented by the Sanitary Truck Drivers and Helpers Union Local 350 International Brotherhood of Teamsters ("Local
350") initiated a strike against certain San Francisco operations of the Company. The strike was resolved on April 26, 1997 when Local 350 voted to accept a five-year contract. A provision of the new contract related to an increase in pension benefits. The Company believes that it was agreed that the increase to certain pension benefits was to be prospective. Subsequently, Local 350 asserted that it understood the increase to be retroactive. Representatives of the Company and Local 350 have entered into a Memorandum of Understanding (the "Memorandum"), which provides that the parties will suspend the arbitration and that when the Company files its next rate application with the San Francisco Department of Public Works, which application may be filed at such time as the Company reasonably determines is appropriate, such application will include a request for sufficient money to cover the funding of costs of the pension benefit increases requested by Local 350 (the "Local 350 Amounts"). The Memorandum further provides that, if the Company's rate applications are granted and become effective, including the Local 350 Amounts, the arbitration will be terminated with prejudice; but if such request is denied, in whole or in part, for any reason and the Company does not put into effect the pension increases requested by Local 350, either party may reinstate the arbitration. The Company has not determined when it will submit a rate application.

Under generally accepted accounting principles ("GAAP") any deficiency between the liability for pension benefits (defined as the Accumulated Benefit Obligation ("ABO")) and the market value of plan assets can result in a charge to the minimum pension liability in the equity section of the Company's balance sheet. If either party was to reinstate the arbitration and if Local 350 was to prevail in the arbitration discussed above or if the Company is successful in obtaining funding for the Local 350 amounts, the Company estimates that the accumulated benefit obligation ("ABO") as of September 30, 1998 would increase by an additional $9.1 million, which would generally result in an increase to the pension intangible asset with a corresponding offset to the accrued pension liability. In addition, if the increased pension benefits are provided, the Company's estimated incremental increase in its annual accruals for employee benefits would be approximately $2.4 million for pension and medical costs. The above estimates are based on a discount rate of 6.75%. The discount rate applied under generally accepted accounting principles ("GAAP") fluctuates with market conditions. A change in the discount rate can result in significant adjustments to the ABO.

The ultimate outcome of this matter cannot be determined at this time and the results of the rate application or the arbitration proceeding, if reinstated cannot be predicted with certainty. If the arbitration is reinstated, the arbitrator could find in favor of the Company or Local 350, or could conclude that there has been no meeting of the minds on this provision of the contract and the provision could have to be renegotiated. If the matter is not satisfactorily renegotiated, the Company could be subject to another work stoppage.* Such events could have a material adverse effect on the financial condition or results of operations of the Company.

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

The Company's subsidiary, City Garbage Company of Eureka, Inc., has been in discussion with the County of Humboldt over sums due under the Solid Waste Disposal Agreement which expired on September 28, 1998 ("Humboldt Agreement"). The Humboldt Agreement provides for payments relating to the final period of operations and for long-term environmental contingencies such as certain corrective action costs and closure and postclosure maintenance costs. The proposed actions and projected expenses were developed by independent consulting engineers and have been approved or submitted for approval to the applicable California regulatory agencies. The items in the termination payment and interim closure/post-closure payment which are disputed by the County of Humboldt total approximately $5 million. City Garbage has entered into a non-binding letter of intent with the Humboldt County Waste Management Authority (the "Authority"), pursuant to which City Garbage will transfer to the Authority the Transfer Station located at Hawthorne Street and the Cummings Road Landfill, which have been used in connection with City
Garbage's solid waste activities in the County of Humboldt, and grant to the authority certain related rights for cash consideration of approximately $3.5 million. As part of the transaction, the Authority will assume responsibility for future corrective actions and closure and postclosure activities thereby rendering moot the dispute as to $4 million thereof. There will, however, still remain a dispute between City Garbage and the Authority as to $1 million. There can be no assurance that the parties will enter into a definitive binding agreement, that if they do enter into such an agreement that the terms will be the same as provided in the letter of intent or that the sale will ultimately be consummated. If the remaining dispute can not be resolved, the Company anticipates that it will be required to take legal action against Humboldt County to enforce its rights to this sum under the Humboldt Agreement.
Although the outcome of legal action is inherently uncertain, the Company believes that it is likely to recover a substantial majority of the amounts for which it has requested reimbursement.

The Company has experienced lower revenue as a result of the loss of tonnage from the city of Ontario in San Bernardino County, which signed a long-term disposal agreement with a third party landfill effective January 1, 1999. This tonnage represented approximately 15% of the total tonnage received at the San Bernardino sites during the Company's fiscal year ended September 30, 1998. The cessation of operations at Ontario has had a disproportionately large negative impact on income derived from the San Bernardino landfill management activities. This is due to the fact that this was the largest and most profitable of the landfills operated for the County of San Bernardino by the Company. There can be no assurance that the Company will be able to mitigate the loss of revenue from this landfill through increases in tonnage at its remaining sites, increases in rates and/or reductions in expenses relating to these operations.* See also Note 4 of Notes to Consolidated Financial Statements for a description of the dispute pertaining to prevailing wage laws relating to the Company's San Bernardino landfill employees.

Due to the Company's concentration in California, cyclical economic conditions in California will have an impact on the Company's results.*
A significant economic downturn in California could have an adverse impact on the Company's financial position, results of operations or cash flow.*

Seasonality

The Company's revenues tend to be higher during spring and summer (third and fourth fiscal quarters) due to increased volume at the Company's transfer stations, waste collection, and landfill operations than during winter when lower volumes of certain types of waste, such as construction and demolition debris are generated.* In addition, project management revenues tend to be higher during spring and summer as a result of favorable construction conditions. Unusual changes in weather patterns can also affect the operating results on a quarter to quarter basis.

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

The Company has implemented a new third-party package of integrated financial applications which the vendor has represented is Year 2000 compliant. As a result, the Company believes that its general ledger, accounts payable, fixed assets, inventory management, human resources, payroll, contract management, job costing, purchasing and equipment management systems are Year 2000 compliant. The Company is in the process of renovating its remaining legacy systems which include customer billing and customer service support systems. The Company has completed the Year 2000 code modification and validation testing of it's legacy related systems and completing the implementation of the renovated systems by September
1, 1999.

The Company is also investigating the Year 2000 compliance efforts of suppliers, contractors, financial institutions and other third parties with whom the Company does business and has material relationships to attempt to mitigate any adverse impact on the Company's operations from significant compliance problems that may be experienced by such parties or as a result of embedded systems. The Company plans to continue to monitor this through periodic meetings with and questionnaires to suppliers, customers and other third parties. The Company has surveyed 895 entities and received responses regarding Year 2000 compliance from approximately 44%. In addition, the Company has determined that approximately 30% of the 895 entities are critical to the Company's operations. The Company has received responses from nearly all of these critical entities and determined that 97% of the entities are currently compliant or have Year 2000 compliance programs in progress.

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

To date, the Company has spent approximately $300,000 in effecting Year 2000 compliance. The Company anticipates that its remaining costs in effecting such compliance will not exceed $200,000, the majority of which costs are attributable to the internal costs of employee and management time.

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

The Internal Revenue Service's audit of the Company's income tax returns for the fiscal years ended September 30, 1992 through 1994, which was initiated in 1996, is ongoing. The California Franchise Tax Board is conducting audits of the Company's income tax returns for the fiscal years ended September 30, 1993 through 1997.

The Company has elected to become taxable as an S corporation effective October 1, 1998. In addition, in connection with the Company's S
Corporation election the Company also elected, for income tax purposes only, to treat a substantial number of its subsidiaries as divisions of the Company. Generally, the income of an S Corporation (including its divisions) is not taxable at the corporate level, but, instead, the income of the S Corporation is passed through and reported directly on the tax returns of the S Corporation shareholders. However, because the sole shareholder of the Company, the Norcal Waste Systems, Inc. Employee
Stock Ownership Plan and Trust (the "ESOP"), is a tax-exempt employee stock ownership plan, it also will not be subject to tax on its allocable share of the Company's taxable income. Although S Corporations generally are not subject to corporate-level income taxes, the Company, for so long as it retains its status as an S Corporation, will be subject to (a) potential income taxes related to the disposition of, or the realization of income with respect to, certain built-in gain assets (that is, any asset, such as real estate or securities, with a fair market value greater than its tax basis as of October 1, 1998 or income reported which relates to taxable periods prior to the Company becoming an S Corporation, including, for example, income subsequently reported by reason of a pre-existing change in accounting method) which is recognized within 10 years from the date of the election and (b) state income taxes at a rate of 1.5%. Deferred tax assets and liabilities are eliminated when a taxable enterprise becomes a non-taxable enterprise and the effect of recognizing or eliminating deferred tax assets or liabilities is charged or credited to income tax expense in income from continuing operations. Corporations that elect S Corporation status generally are subject to tax under built-in gains provisions as previously discussed and thus would be required to continue to recognize deferred taxes associated with built-in gains. Deferred taxes related to built-in gains for the Company include deferred taxes for anticipated sales of real estate and other assets. In addition, for subsidiaries of the Company that have not elected to become Qualified Subchapter S Corporation Subsidiaries, deferred taxes are maintained for existing tax liabilities. As a result of the S Corporation election and the evaluation of potential built-in gains, the Company had no changes to its total deferred tax liability during the nine month period ended June 30, 1999. During the nine months ended June 30, 1999, the Company has recorded income tax expense based primarily on the state tax rate of 1.5% fir S Corporations.

PART II - OTHER INFORMATION

Item 1.     Legal Proceedings

San Francisco Union Arbitration.

See discussion relating to the Company's request for arbitration with Local 350 in San Francisco which appears in note 5 to the Consolidated Financial Statements in Part 1 hereof and incorporated herein by reference.

DIR Determination Letter.

See discussion relating to the determination letter from the DIR received by the Company which appears in note 5 to the Consolidated Financial Statements in Part 1 hereof and incorporated herein by reference.

Also see the Company's Annual Report for the year ended September 30, 1998.

Item 2.     Changes in Securities

None

Item 3.     Defaults Upon Senior Securities

None

Item 4.     Submission of Matters to a Vote of Security Holders

None

Item 5.     Other Information

None

Item 6.     Exhibits and Certain Reports

(a) Exhibits:

10.37.1 Amendment to Fourth Amended and Restated Loan Agreement, dated as of June 24, 1999
27.0     Financial Data Schedule

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

Dated: August 13, 1999