Form 10-K
period 1999-09-30
NORCAL WASTE SYSTEMS INC
filed 1999-12-29
CIK 932923

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         THIS ANNUAL REPORT IS FILED BY

                           NORCAL WASTE SYSTEMS, INC.
                           -------------------------

              PURSUANT TO CERTAIN CONTRACTUAL REQUIREMENTS AND NOT
                PURSUANT TO THE SECURITIES EXCHANGE ACT OF 1934
                    AND THE RULES AND REGULATIONS THEREUNDER

                           -------------------------

                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1999

                        COMMISSION FILE NUMBER 33-80777

                           -------------------------

                           NORCAL WASTE SYSTEMS, INC.
              (EXACT NAME OF COMPANY AS SPECIFIED IN ITS CHARTER)

                  CALIFORNIA                                     94-2922974
         (STATE OR OTHER JURISDICTION               (I.R.S. EMPLOYER IDENTIFICATION NO.)
      OF INCORPORATION OR ORGANIZATION)

                           -------------------------

             160 PACIFIC AVENUE, SUITE 200, SAN FRANCISCO, CA 94111
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

        COMPANY'S TELEPHONE NUMBER, INCLUDING AREA CODE: (415) 875-1000

                           -------------------------

     Norcal Waste Systems, Inc. is currently 100% owned by an employee stock ownership plan.

     Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date: On December 27, 1999, there were 24,134,973 shares of $.01 par value Common Stock outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS

FORWARD LOOKING INFORMATION

     Those statements followed by an asterisk (*) may be perceived to be forward looking statements. Any such statements should be considered in light of various risks and uncertainties that could cause results to differ materially from expectations, estimates or forecasts expressed. The various risks and uncertainties described below in "Risk Factors" and elsewhere in this Annual Report include, but are not limited to: changes in general economic conditions, inability to maintain rates sufficient to cover costs, inability to obtain timely rate increases, inability to reduce costs related to the loss of revenues, loss of material contracts (including the loss of the Company's contract with San Bernardino County), fluctuations in commodities prices, changes in environmental regulations or related laws, inability to settle union labor contract disputes, competition, failure to achieve Year 2000 compliance and consequences of the Company's S Corporation election. The Company does not undertake to update any forward-looking statement that may be made from time to time by or on its behalf.

HISTORY AND CERTAIN RECENT DEVELOPMENTS

     Norcal Waste Systems, Inc. ("Norcal" or the "Company"), a California corporation, is a vertically integrated waste management company. Norcal provides services to approximately 408,000 residential and 58,000 commercial and industrial customers (as of September 30, 1999) throughout the State of California through 22 operating subsidiaries. The Company's principal activities include refuse collection, recycling and other waste diversion, transfer station and hauling operations, and management of both Company-owned and third party-owned landfills.

     The Company traces its roots to the 1920s and, pursuant to a City of San Francisco Ordinance enacted in 1932 (the "Ordinance"), has provided substantially all of the residential and commercial refuse collection in San Francisco since that time. In 1987, the Company's two predecessors merged to form the Company. The Company currently provides waste management services to 50 cities and counties throughout California. The Company operates 14 landfills in California, four of which it owns, and operates 12 transfer stations, six of which it owns, and three material recovery facilities ("MRFs"). Norcal is currently 100% owned by an employee stock ownership plan (the "ESOP").

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

     Concurrent with the Offering, the Company entered into a new bank credit agreement providing for a revolving credit facility with maximum current availability of $90 million (which maximum amount may be reduced by $2.5 million per quarter), of which up to $25.0 million may be utilized for letters of credit (such credit agreement, as amended, is hereafter referred to as the "Credit Agreement"). The financing provided by the Offering and the Credit Agreement together with the transactions effected through the application of the initial proceeds thereof, are collectively referred to herein as the "Refinancing." The Credit Agreement was amended in November 1996 primarily to provide additional flexibility under the financial covenants contained therein and increase the Company's ability to incur certain types of additional debt (including indebtedness incurred in connection with acquisitions). As of September 30, 1999, the Company had utilized $2.3 million for letters of credit and had availability under the Credit Agreement of approximately $52.9 million, with an additional $22.7 million available for letters of credit. Changes in availability under the Credit Agreement are a function of changes in operating results, among other things. In addition, certain covenant measures in the Credit Agreement become more restrictive over time. Applying the more restrictive covenant measures in effect beginning December 31, 1999 to the Company's estimated results of operations for the twelve month period ending December 31, 1999 would result in a decrease in availability under the Credit Agreement of approximately $4.4 million.* The Company's performance relative to the covenant measures is calculated on a quarterly basis.

     In September 1996, the Company exchanged all of the outstanding Series A Senior Notes for an identical principal amount of 12 1/2% Series B Senior Notes (the "Senior Notes") registered under the Securities Act of 1933.

     The Company currently operates seven landfills, six transfer stations and six community collection centers in San Bernardino County. Since November 1, 1995, with the concurrence of San Bernardino County's Waste System Division, the Company has closed ten of the County's landfills, thereby concentrating the allocation of the County's waste stream among the seven remaining landfills. The San Bernardino County Board of Supervisors has directed the County's Chief Administrative Officer to negotiate an amendment to end its agreement with the Company. For further information see "Item 1. Business -- Landfills -- Operated Landfills -- San Bernardino County."

     The Company employs approximately 1,400 employees under union contracts. The Company completed the acquisition of the assets of two small medical waste companies during 1997. In October and November 1998, the Company completed the acquisition of a waste collection company and the acquisitions of the assets of two other waste collection companies in the Los Angeles metropolitan area.

COLLECTION OPERATIONS

     The Company provides refuse collection services to residential, commercial and industrial customers in California. Residential customers accounted for approximately 41% of the Company's refuse collection revenues in fiscal year 1999, and commercial and industrial customers accounted for the remaining 59%.

     Services to residential customers are typically provided pursuant to municipal contracts or franchises that obligate the Company to collect from all residences in a specified area. At inception, these contracts typically extend for 5 to 20 years. As of September 30, 1999, the Company had 37 franchise agreements with municipalities and served many additional customers through operating contracts.

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

     San Francisco Operations. Since 1932, the Company has provided solid waste collection and recycling in San Francisco pursuant to the Ordinance, which provides that, with limited exceptions, only a collector that has been granted a permit for a specified route may collect or transport solid waste on that route. The Company's principal operating subsidiaries have held the only permits for substantially all the routes subject to the Ordinance since 1932, which routes serve virtually all of San Francisco. San Francisco operations represent the single largest portion of the Company's business, accounting for approximately 174,000 of its customers and approximately 39% of its total revenues for fiscal year 1999. The Ordinance permits refuse with "commercial value" (as defined in the Ordinance and interpreted by the courts) to be collected without a permit. In addition, debris boxes at construction sites do not require a permit under the Ordinance. The Company competes for the placement of boxes at construction sites and the collection of refuse with commercial value. Collection of refuse from state agencies is also subject to competition.

     The Company's San Francisco permits continue until terminated under the provisions of the Ordinance. Termination, or the award of permits to a competitor, could occur if, among other things, the Company was to provide inadequate service. None of the Company's permits has been terminated since their initial grant in 1932. A vote to repeal or amend the Ordinance could also adversely affect the status of the Company's permits. The Company defeated two initiatives placed on the San Francisco ballot in 1993 and 1994 that, if enacted, would have repealed or amended the Ordinance and opened residential and commercial refuse collection to competition. See "Risk
Factors -- Changes in Legislation and Political Uncertainty -- Ballot Initiatives Affecting Ordinance."

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

     The Company currently deposits solid waste collected in San Francisco at an independently owned landfill at favorable rates. These rates are set by an agreement between San Francisco, the Company and the third party owner of the landfill, and are subject to annual increases for inflation and regulatory costs. This agreement is one of several agreements to which the Company is a party (the "Waste Disposal Agreements") relating to certain operations in San Francisco that clarify the relationships among the City and County of San Francisco, the Company and the third-party owner of the landfill at which all non-hazardous solid waste collected in San Francisco is deposited. The Waste Disposal Agreements continue until the earlier of the year 2053 or the deposit of 15 million tons of waste in the landfill. Although estimates are uncertain, the Company believes, based on historical disposal volumes, the Waste Disposal Agreements are expected to remain in force until at least 2010.*

     Franchise and Other Agreements. Outside of San Francisco, the Company provides most collection services pursuant to franchise and other agreements with local governmental entities that obligate the Company to collect from all residences and, often, commercial establishments within a specified area. Such agreements typically grant near-exclusivity, although some expressly allow limited activities by others, such as residential self-hauling and recycling by charitable or non-profit organizations. Certain agreements allow competition for specified categories of commercial waste such as construction debris. A local governmental entity may enter into multiple franchise or other agreements with different collection companies, each covering a distinct territory within its jurisdiction. The Company has multiple agreements with certain governmental entities, in some cases representing the entity's entire jurisdiction and in other cases representing only part of that entity's jurisdiction. The Company's collection agreements typically contain general indemnifications by the applicable operating subsidiary of the Company, as well as, in some cases, indemnification obligations with respect to costs and damages arising from hazardous waste.

     At inception, the Company's franchise and other agreements relating to its collection operations typically have terms of between five and 20 years. Although the Company's franchise and other agreements generally provide for termination under specified circumstances, such as failure to provide adequate and continuous service, failure to comply with applicable laws, or insolvency or bankruptcy, the Company has never had an agreement terminated for such causes. For fiscal year 1999, approximately 77% of the Company's collection revenues, excluding San Francisco operations, were generated under franchise and other agreements with remaining terms of five years or more. In the past ten years, the Company has been successful in renewing or extending substantially all of its franchise and other agreements. In light of increasing competitive pressure in the waste industry, and the risks of competitive bidding, there can be no assurance that the Company will be able to renew existing franchise and other agreements, or that such franchise and other agreements will yield levels of profit consistent with past levels.* See "Risk Factors."

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

     Rates. Refuse collection customers pay a single rate that is designed to cover not only collection services, but all the services the Company performs as to the material it collects, including transfer, landfill disposal and recycling. In most jurisdictions, rate boards, city councils or other local governmental agencies are authorized to set the rates the Company may charge at a level that allows the Company to recover projected specified costs and realize a profit margin. Such specified costs generally include all direct operating costs, such as direct collection costs (such as personnel and equipment); any applicable recycling costs; operating costs or tipping fees for transfer stations, landfills and other facilities; interest charged on leases; depreciation; trust fund obligations associated with closure and maintenance of landfills; and other costs. In San Francisco, the Ordinance prescribes an involved rate-setting procedure under which a rate board determines rates for residential customers.

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

     Recycling and Waste Diversion. The Company provides a variety of recycling services, including material recovery services and other waste diversion services (collectively, "recycling services"), under arrangements with various local governments and directly with commercial customers. At times a substantial portion of the Company's recycling revenues have been derived from the sale of various grades of recycled paper and paper products. Prices of recyclable commodities are volatile and cause fluctuations in the Company's recycling revenues. In addition, the costs associated with mandated recycling efforts and the resulting increase in supply of, and reduction in sales prices for, recyclable material place pressure on the Company's operating margins in its recycling operations. See "Risk Factors -- Fluctuations in Prices for Recyclable Commodities."

     Transfer Stations. The Company currently operates 12 transfer stations, six of which it owns. Transfer station ownership allows the Company to exercise greater control over the waste stream from its collection operations and promotes greater efficiency in its recycling and waste transportation activities. As of September 30, 1999, approximately 80% of the waste delivered to the Company-owned facilities came from the Company's collection operations. As a result of the Waste Disposal Agreements, substantially all of the refuse collected in San Francisco (other than waste diverted for recycling) is deposited in the San Francisco transfer station owned by the Company. Certain generators of waste (including state agencies) and certain types of waste (including construction and demolition debris) are not subject to the Waste Disposal Agreements and as a result waste collected from such generators and such excluded types of waste may be taken to other transfer stations.

LANDFILLS

     The Company operates 14 landfills in California, four of which it owns and ten of which are owned by local governmental entities. Each of these landfills generally accepts only non-hazardous waste, with the exception of certain wastes that may be hazardous due to asbestos content.

     Owners or operators of landfills face substantial liabilities, including environmental impairment liabilities, closure and post-closure maintenance obligations and corrective action obligations. With respect to all but one of the third party landfills currently managed by the Company, the Company is a contractor and is not the operator under the applicable permits. In those circumstances, the Company is not responsible for closure and post-closure maintenance obligations, corrective action obligations, or environmental impairment under operator liability obligations. In addition, in San Bernardino County, the County has agreed to indemnify the Company for certain other liabilities. See "Risk Factors -- Environmental Regulation and Potential Litigation," and "Risk Factors -- Possible Liability for Environmental Remediation and Damages."

  Owned Landfills

     The following table sets forth certain information about the four active landfills owned by the Company:

                                                                                     APPROXIMATE
                                                               YEAR LANDFILL      PERMITTED LANDFILL
             LANDFILL                      LOCATION           BEGAN OPERATIONS        ACREAGE(A)
             --------                      --------           ----------------    ------------------
B&J...............................  Vacaville, CA                   1964                 260
Cummings Road.....................  Eureka, CA                      1969                  30
Ostrom Road.......................  Yuba County, CA                 1995                 220
Pacheco Pass(b)...................  Santa Clara County, CA          1963                  60

---------------
(a) Includes all permitted landfill acres. Total landfill area is approximately 2,500 acres, including contiguous areas. Not all contiguous areas are permittable.

(b) Permitted acreage includes approximately 35 acres that can only be used for the disposal of concrete, asphalt and similar inert demolition waste due to the existence of geologic conditions unsatisfactory for landfill siting.

     The Company owns landfills with capacity to service markets the Company currently serves with collection operations in Northern California. At such time as a Company-owned landfill no longer has remaining capacity, the Company intends to either redirect waste being deposited at such landfill to another Company-owned landfill with substantial remaining capacity or to a third party-owned landfill. The Company's B&J and Ostrom Road landfills have Class II permits, which allow these landfills to accept non-hazardous waste that is capable of degrading water quality if not properly handled, in addition to municipal solid waste.

     In July 1999, the Company and Humboldt Waste Management Authority ("HWMA") entered into an agreement in principal concerning the Cummings Road Landfill and the Company's Eureka

Transfer Station. In November 1999, the Company entered into an agreement with HWMA, pursuant to which the Company would transfer to HWMA ownership of such properties as well as certain operating equipment. As part of the agreement, the Company would receive certain cash payments totaling approximately $4.2 million from the HWMA and HWMA would assume certain closure/post-closure, corrective action and operational responsibilities with respect to the Cummings Road Landfill. The Company would retain liability for its operation of the landfill prior to the closing of the transaction and for any defect in corrective action work performed by the Company at the landfill prior to the closing of the transaction. Under the agreement, the Company would also transfer to HWMA its interest in the closure/post-closure and corrective action trust funds relating to the landfill. The consummation of the agreement is subject to several closing conditions. Provided such conditions are met or waived, the closing is expected to occur before January 15, 2000.*

     Of the waste deposited at Company-owned landfills for fiscal year 1999 approximately 67% was received from the Company's collection, waste diversion and transfer station operations and 33% was received from independent third party collectors, hauling companies and self-haulers.

  Operated Landfills

     The Company currently manages ten third party-owned landfills, nine under contracts with the permitted operators and one under lease from the landfill owner. These landfills are permitted for approximately 13,500 tons-per-day total capacity. Landfill operating agreements with third party owners generally provide for payment to the Company of a fee based on tonnage received.

     San Bernardino County. The Company has a contract with San Bernardino County, pursuant to which it operates (through its San Bernardino subsidiary) all active landfills owned by San Bernardino County and is primarily responsible for implementing the County's strategic plan which addresses the County's long-term waste disposal needs (the "1995 Contract"). The Company's other responsibilities include closure and monitoring of non-active landfills and identification, permitting and construction of landfill expansions. Since November 1, 1995, with the concurrence of the County's Waste System Division, the Company has closed 10 of the County's landfills, thereby concentrating the County's waste stream among the seven remaining landfills. The Company currently operates seven landfills, six transfer stations and six community collection centers in San Bernardino County.

     The Company's revenues from San Bernardino County are derived from two categories of services. The core service is the performance of ongoing landfill operations activities and transfer station operations. Over the term of the contract the amount of revenues from this core service has varied and will continue to vary primarily as a result of changes in volume of waste and changes in the Company's per ton compensation rate. The other component of revenues represents activities associated with the planning and implementation of the strategic plan to regionalize landfill operations in San Bernardino County. This includes planning, engineering and construction management for landfill expansions, transfer station construction and landfill closures. It is anticipated that San Bernardino County plans to spend approximately $50 million through June 30, 2001, and, if the County elects to complete its current strategic plan, up to an additional $50 million during the subsequent two-to three-year period, at which time the major work in connection with the strategic plan is expected to have been completed.* While revenues generated from these activities are significant, the Company generally earns lower margins than on its collection and disposal operations due to the fact that there is little capital investment required to generate the additional revenues and revenues are provided on a cost plus profit margin basis per the 1995 Contract. In addition, this business involves substantial subcontractor, consulting and other related expenses paid to third parties. Moreover, under the terms of the 1995 Contract, the County and the Company have obligations to negotiate a redetermination of the per ton compensation rate payable to the County every three years, and if the parties cannot agree upon such rate they are subject to an agreement to arbitrate. Additionally, either party may terminate the 1995 Contract if, in good faith, it does not agree with the redetermined rate arrived at in the arbitration. The County and the Company are currently in disagreement with respect to the per ton compensation rate to be paid under the 1995 Contract for services rendered by the Company on or after July 1, 1999, which dispute arose in the fourth calendar quarter of 1999. Pursuant to the 1995 Contract, the County and Company are currently in arbitration with respect to such dispute. If the County were to prevail in such arbitration and obtain a reduction in the current rate, the Company's future profit margin on the 1995 Contract would be adversely affected, although at this time the Company cannot accurately predict the financial impact of an adverse arbitration decision.

     The 1995 Contract with the County is scheduled to terminate on June 30, 2001 (the "Expiration Date"). The 1995 Contract provides that the Company, at its option, may extend the agreement for an additional 15-year period. At the conclusion of this initial extension period, the Company, at its option, may extend the agreement for up to an additional 15 years, so long as the waste stream contractually committed to the landfills meets certain levels. However, each party may terminate the contract for default, failure to reach an agreement regarding the reconfiguration of the landfills and other facilities following a reduction in tonnage, or the bankruptcy or insolvency of the other party. In addition, San Bernardino County may terminate the contract so long as it uses a competitive procedure to select a contractor or municipalizes such operations. The 1995 Contract also contains a clause stating that the County may terminate the agreement at any time if a Company employee is convicted of bribing public officials where the conviction relates to actions taken by the employee in respect to the 1995 Contract.

     In October 1999, the United States Attorney for the Central District of California announced criminal indictments of James J. Hlawek, the immediate former Chief Administrative Officer for San Bernardino County, Harry M. Mays, a former consultant of the Company (and Mr. Hlawek's predecessor as Chief Administrative Officer for San Bernardino County), and Kenneth James Walsh, a former employee of the Company. All three defendants have pled guilty to federal charges of conspiring to pay and accept bribes to influence or reward Mr. Hlawek in connection with his official duties. Although the United States Attorney has advised the Company that its investigation is ongoing and that the Company is one of its targets, neither the Company nor any of its affiliates has been charged. If the Company is charged and held responsible for the conduct of its employee, it may become subject to penalties and fines.

     The Company first learned of this matter when Mr. Walsh reported to the Company in mid-August 1999 that he was facing possible federal criminal charges in a matter that Mr. Walsh claimed was totally unrelated to the Company. The Company immediately made voluntary contact with the United States Attorney's office to determine the nature and substance of the United States Attorney's investigation and to offer the Company's full cooperation. The Company also initiated an internal investigation to determine the nature of Mr. Walsh's acts and any Company involvement in the matter. After learning of the true nature of the United States Attorney's investigation and after Mr. Walsh's refusal to cooperate with the Company's investigation, the Company terminated his employment on August 27, 1999. The Company terminated its consulting arrangement with Mr. Mays on September 3, 1999. The Company also informed the County of the information that had come to its attention concerning this matter and its actions in terminating Messrs. Walsh and Mays.

     Messrs. Walsh and Mays have advised the Company that they were the only Company personnel and consultants involved in this matter and that no other Company personnel or consultants were involved in or had knowledge of their illegal conduct. The Company believes that Messrs. Walsh and Mays were acting purely for their own personal gain and that none of the Company's other employees or consultants were aware of or otherwise involved with Messrs. Walsh's and Mays' illegal conduct. After terminating Mr. Walsh, the Company was informed by the United States Attorney that Mr. Walsh had been accepting kickbacks from Mr. Mays and from one of the Company's vendors and had used a portion of such kickbacks along with a portion of the contract fee paid to Mr. Mays to fund the payments to Mr. Hlawek. The Company anticipates that the United States Attorney's office may require additional information in its ongoing investigation. The Company has cooperated with the United States Attorney's investigation and intends to continue to cooperate in the future.

     On December 14, 1999, the County Board of Supervisors directed the County's Chief Administrative Officer to negotiate an amendment with the Company to end the 1995 Contract as soon as the County can complete a competitive bidding process through a Request for Proposal, review submitted bids, and negotiate a replacement contract, but in no event later than June 30, 2001. Although the County's Chief Administrative Officer has estimated in his report to the County's Board of Supervisors that the process should take 15 to 18 months, the County's Board of Supervisors has requested that the process be completed more quickly, if possible. In response to this request, the County's Chief Administrative Officer has stated that the process could potentially be accomplished in 12 to 15 months. The Company is currently unable to estimate how much time the County will need to complete these procedures. Moreover, the Company does not know whether it can successfully negotiate such an amendment, what terms may ultimately be negotiated in such an amendment or whether the County's Board of Supervisors will approve any such amendment. Assuming the County is unable to complete the Request for Proposal and enter into a new contract in the next nine months, the Company does not expect an amendment to end the 1995 Contract or the termination of the 1995 Contract to have a significant impact on its cash flows, results of operations or financial condition for fiscal year 2000.* The County has indicated that the Company will be permitted to bid on the new contract, but there can be no assurance that the Company will be awarded the new contract, or if the Company is the successful bidder, how the terms of the new contract will compare to as those contained in the 1995 Contract.

     During fiscal years 1999, 1998 and 1997, revenues derived from the services the Company performed for San Bernardino County were approximately $55.1 million (16% of the Company's total revenue), $65.1 million (19% of the Company's total revenue) and $55.1 million (17% of the Company's total revenue), respectively. Revenues less direct expenses including consulting fees (excluding allocable corporate management fees, lease charges, interest expense and the non-cash portion of ESOP expense, and depreciation and amortization), related to the Company's San Bernardino operations for fiscal years 1999, 1998 and 1997 were approximately $6.6 million, $7.9 million and $7.4 million, respectively. While the Company's results of operations and cash flows will be adversely impacted if an amendment to end the 1995 Contract is negotiated or the 1995 Contract is terminated and the Company and the County do not enter into a new contract having comparable terms, management believes that such event will not have a material adverse effect on the Company's financial condition or on its ability to maintain its operations and service its debt.

     San Diego County. On March 1, 1995, the Company began managing activities of five county-owned landfills in San Diego County. On October 31, 1997, the County of San Diego sold its waste system (including the four landfills operated by the Company at that time) to a third party. On March 31, 1998, the Company ceased operations of the landfills when the new owner assumed operations.

     Other Counties. The Company operates two landfills in Kern County, California under contracts expiring in April 2002 and December 2002, respectively, and one landfill in Placer County, California under a contract expiring in August 2001.

  Financial Assurance Obligations

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

     For each landfill it owns, the Company is required to demonstrate financial assurance for closure and post-closure maintenance costs. The Company makes periodic deposits to trust funds intended to provide adequate funding at the time of landfill closure, consistent with the Company's current estimates for all closure costs and, under current California law, at least 30 years of post-closure maintenance costs. In addition, with respect to one closed landfill, the Company has posted a performance bond to fund post-closure obligations up to $1.1 million. The Company estimates, that as of September 30, 1999, the aggregate current cost of its closure and 30-year post-closure requirements is approximately $52.9 million.* The foregoing estimate of closure and post-closure liabilities is based on currently available information and current environmental and regulatory requirements and may change if applicable regulations or the assumptions relied on or facts and circumstances relating to the Company's landfills change.

     California regulations also require the Company to provide financial assurance contingency funds for the initiation and completion of corrective action for certain possible releases of contaminants that may occur from its landfills into the groundwater, surface water or unsaturated zone, whether such releases occur before or after closure of the Company-owned landfill. The Company makes periodic deposits to trust funds intended to provide such contingency funds. The Company estimates, that as of September 30, 1999, the aggregate current cost of such remaining corrective action requirements for Company-owned landfills is approximately $7.7 million and remaining funding requirements total approximately $5.6 million.* The foregoing estimates are based on current available information and current environmental and regulatory requirements and may change if applicable regulations or the assumptions relied on or facts and circumstances relating to the Company's landfills change.

     Regulations amended in 1992 also require California landfill operators to demonstrate financial assurance to compensate third parties for bodily injury and property damage arising out of landfill operations. Under the method adopted by the Company, the regulations require funding of $1.0 million per landfill to a maximum of $5.0 million Company-wide. To satisfy this requirement for each of the Company-owned landfills the Company has established trust funds, which are fully funded, for each landfill. The Company has obtained an insurance policy for one of its landfills not covered by the method described above.

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

     The Comprehensive Environmental Response, Compensation and Liability Act of 1980 ("Superfund" or "CERCLA"). CERCLA imposes liability for the investigation and clean up of, or natural resource damages from, facilities from which there has been, or is threatened, a release of a hazardous substance into the environment. Current owners and operators of the site, parties who were owners or operators at the time the hazardous substance was disposed of, and all generators or transporters and those who arrange for disposal of a hazardous substance that is released from a site are potentially responsible parties. Liability under CERCLA is strict, joint and several, meaning that it can be imposed upon any potentially responsible party even if such party complied with all laws and regulations in effect at the time of the act giving rise to liability or has generated no more than a very small portion of a facility's contamination. Many of the more than 700 substances listed by the EPA as "hazardous substances" (including asbestos) can be found in household waste.

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

     The Eastin Regulations require the owner or operator of each landfill to
(i) estimate the cost associated with closing the landfill in accordance with the foregoing requirements, including the costs of conducting post-closure maintenance for a period of at least 30 years after closure, (ii) certify such cost estimates to the Waste Board and the local enforcement agency, and (iii) demonstrate that the owner or operator has the financial resources to conduct closure and post-closure maintenance activities. One of the means by which an owner or operator can demonstrate financial assurance is to establish a statutory trust fund whereby the owner or operator is committed to make yearly contributions over the remaining life of the landfill. This is the primary mechanism used by the Company for the Company-owned landfills that it has responsibility for closing. Each year's minimum trust fund deposits are based upon a regulatory formula using the ratio of the landfill's annual capacity filled, to the remaining permitted capacity, multiplied by the remaining cost estimate to be funded. Because these costs can be substantial, the annual trust fund contributions could have a significant impact on the Company's cash flow if the Company were unsuccessful in collecting such costs in tipping or collection fees.

     Hazardous Waste Control Law and Carpenter-Presley-Tanner Hazardous Substance Account Act. The California Environmental Protection Agency's Department of Toxic Substances Control has broad authority under the Hazardous Waste Control Law, similar in many respects to Subtitle C of RCRA, to regulate generators and transporters of hazardous waste and facilities that treat, store or dispose of hazardous waste. California also has enacted the Carpenter-Presley-Tanner Hazardous Substance Account Act, which is the state's "Superfund" law, with provisions similar to those of the federal CERCLA.

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

     Underground Storage Tank Regulation. USTs in California are regulated by federal law under RCRA, by a California law that closely parallels the requirements of the federal law and by local regulation. These regulations contain extensive requirements relating to monitoring, leak detection and prevention, permitting, reporting, and other matters, including the required removal or closure of tanks that are no longer in use. In connection with its business operations, the Company maintains five double-walled USTs, all of which are used for the storage of petroleum products, which are hazardous materials.

     During 1999, the Company removed the final 10 single-walled USTs previously used in its operations at three sites. With the exception of two sites, at which the Company anticipates that up to an additional $0.5 million may be required to remediate contamination, the Company is not aware of any of the UST sites that will require significant soil or groundwater remediation.* However, in most instances the Company has not conducted soil or groundwater testing sufficient to assess fully the extent and cost of any possible remediation that might be required. These costs, if any, will not be known until such tests are completed, although the Company currently estimates that the cost, if any, of remediating the sites from which the final 10 single-walled USTs were removed may be as much as $0.9 million.

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

COMPETITION

     The solid waste services industry is highly competitive and requires substantial capital, technical expertise and human resources. The industry is comprised of three large publicly-traded national waste service companies (Waste Management, Inc., Allied Waste Industries, Inc. and Republic Services, Inc.) and several smaller, publicly-traded regional companies, as well as numerous regional and local companies of varying sizes and competitive resources. Many of the Company's competitors have significantly greater financial and operating resources and a lower cost of capital than the Company and can take advantage of less capital intensive environmental regulatory financial assurance obligations than those with which the Company is required to comply. Additionally, in smaller markets, the Company may be at a competitive disadvantage with respect to regional and local companies which may have significantly lower operating costs. In its landfill activities, the Company also competes with cities and counties that conduct their own waste disposal services. These municipalities may have the advantages of access to tax revenues and tax exempt financings as well as the ability to direct the collection and disposal of waste in their respective jurisdictions.

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

  Concentration of Business

     The Company is dependent on a number of franchise contracts and operating permits for a significant portion of its revenues and operating income. Approximately 39% of the Company's revenues and substantially more of its operating income in fiscal year 1999 were derived from services performed in the City and County of San Francisco. In San Francisco, the Ordinance provides that, with certain limited exceptions, only a collector that has been granted a permit for a specified route may collect or transport solid waste on that route in the City and County of San Francisco. Although the Company holds permits for substantially all routes covered by the Ordinance, a permit may be revoked or additional permits granted to third parties if, among other things, the Company were to provide inadequate service, such as a failure to collect refuse properly or overcharging. The granting of additional permits due to inadequate service is required if 20% or more of the customers on a route sign a petition stating that the Company's service has been inadequate and the Director of the Department of Public Health finds such statement to be correct. Further, the Ordinance could be repealed or amended by the vote of the electorate in a way that is unfavorable to the Company. A change in the Ordinance and the possible loss by the Company of one or more of its permits could have a material adverse effect on the Company's business, financial condition and results of operations. However, the Company believes that California law would not allow it to be completely displaced by another exclusive waste collection provider for five years if the Ordinance were repealed, unless the permits were terminated pursuant to the existing provisions of the Ordinance. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

     Approximately 16% of the Company's revenues in fiscal year 1999 were derived from services performed for the County of San Bernardino. The Company and the County are currently in the process of negotiating an amendment to their agreement pursuant to which the agreement will end as soon as the County can complete a competitive bidding process through a Request for Proposal, review submitted bids and negotiate a replacement contract, but in no event later than June 30, 2001. The County's Chief Administrative Officer has indicated that the process could potentially be accomplished in 12 to 15 months. The County has indicated that the Company will be permitted to bid on the new contract, but there can be no assurance that the Company will be awarded the new contract, or if the Company is the successful bidder, how the terms of the new contract will compare to those contained in the 1995 Contract. For further information see "Item 1. Business -- Landfills -- Operated
Landfills -- San Bernardino County." The failure of the Company to obtain a new contract will result in the loss of the Company's San Bernardino County operations. Such loss will result in a greater concentration of the Company's revenues and operating income among a limited number of franchises and permitted operations.

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

     Adverse Publicity. Because the Company's business is dependent on approvals of political bodies, unfavorable publicity affecting public attitudes or perceptions of the Company could result in political pressure, including government action, which may have an adverse effect on the Company's business. For example, the recent guilty pleas by a former employee and a former consultant of the Company with respect to federal charges of conspiring to pay and accept bribes to influence or reward a former San Bernardino County official in connection with such person's official duties have generated significant unfavorable publicity for the Company in San Bernardino County. Moreover, the Company has in the past and may from time to time in the future receive unfavorable publicity relating to litigation, regulatory actions and other claims, including those involving environmental issues and employment practices. Also, in the ordinary course of its business, the Company makes political contributions to various state and local elected officials or candidates for elective office and pays substantial compensation to consultants, lobbyists and business opportunity finders, including persons who are former officials or were formerly employed by officials of municipalities with which the Company does business or may seek to do business. These activities could become the subject of unfavorable publicity. There can be no assurance that unfavorable publicity relating to Norcal or its affiliates will not have an adverse effect on the Company's business or prospects.

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

     The Company carries a broad range of insurance coverage that it considers adequate to protect its assets and operations from "risk of loss." The Company's commercial general liability, general business automobile liability, and umbrella and excess liability policies provide an aggregate of $50.0 million coverage for any single occurrence, subject to a variety of exclusions and a self-insurance requirement of $0.5 million. Substantially all of the Company's present workers' compensation liabilities are self-insured and some of its pre-existing workers' compensation liabilities are self-insured; however, this liability is capped at a maximum of $0.5 million per claim with workers' compensation insurance covering liabilities in excess of this amount. In addition, certain employee and retiree healthcare liabilities are self-insured. Norcal also provides director and officer and ERISA fiduciary insurance.

     The Company is required to post performance bonds in connection with certain contracts on which it bids. In addition, the Company is usually required to post a performance bond or a bank letter of credit at the time of execution of a municipal collection contract. Some of these performance bonds are secured by letters of credit posted by the Company. At September 30, 1999, the Company had performance bonds outstanding in the aggregate amount of $25.1 million, and had provided letters of credit of approximately $0.5 million to secure the Company's obligations to indemnify the surety companies. If the Company were to be unable to obtain surety bonds or letters of credit in sufficient amounts or at reasonable rates, it might be precluded from bidding on certain contracts, entering into additional municipal collection contracts or obtaining or retaining landfill operating permits. See "Risk Factors -- Competitive Industry."

     As of September 30, 1999, the Company had a $1.0 million letter of credit outstanding pertaining to workers' compensation deferred premiums.

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

  Union Matters

     As of September 30, 1999, about 73% of the Company's approximately 2,000 employees were represented by unions. While the Company believes that it generally has had good relations with its union employees, the Company was the subject of a work stoppage during 1997. On April 24, 1997, employees represented by the Sanitary Truck Drivers and Helpers Union Local 350 International Brotherhood of Teamsters ("Local 350") initiated a strike against certain San Francisco operations of the Company. The strike was resolved on April 26, 1997 when Local 350 voted to accept a five-year contract. While this strike was resolved quickly, there can be no assurances that the Company will not be subject to future work stoppages or that such stoppages will not continue for extended periods. In the event that the Company is subjected to an extended strike or other work stoppage, there could be a material adverse effect on the Company's business, financial condition and results of operations.

     In connection with the resolution of the San Francisco strike, a provision of the new contract effects an increase in pension benefits. The Company believes that it was agreed that the increase to certain pension benefits was to be prospective. Subsequently, Local 350 asserted that it understood the increase to be retroactive. The Company has served upon Local 350 a demand to arbitrate this dispute under the terms of the collective bargaining agreement between the parties. Representatives of the Company and Local 350 have entered into a Memorandum of Understanding (the "Memorandum"), which provides that the parties will suspend the arbitration and that when the Company files its next rate application with the San Francisco Department of Public Works, which application may be filed at such time as the Company reasonably determines is appropriate, such application will include a request for sufficient money to cover the funding of costs of the pension benefit increases requested by Local 350 (the "Local 350 Amounts"). The Memorandum further provides that, if the Company's rate applications are granted and become effective, including the Local 350 Amounts, the arbitration will be terminated with prejudice; but if such request is denied, in whole or in part, for any reason and the Company does not put into effect the pension increases requested by Local 350, either party may reinstate the arbitration. The Company has not determined when it will submit a rate application. The ultimate outcome of this matter cannot be determined at this time and the results of the rate application process or the arbitration proceeding, if reinstated, cannot be predicted with certainty. If the arbitration is reinstated, the arbitrator could find in favor of the Company or Local 350, or could conclude that there has been no meeting of the minds on this provision of the contract and the provision could have to be renegotiated. If the matter is not satisfactorily renegotiated, the Company could be subject to another work stoppage. Such events could have a material adverse effect on the financial condition or results of operations of the Company.

     If either party was to reinstate the arbitration and if Local 350 was to prevail in the arbitration discussed above or if the Company is successful in obtaining funding for the Local 350 amounts, the Company estimates that the accumulated benefit obligation ("ABO") as of September 30, 1999 would increase by an additional $8.2 million and reduce stockholder's equity by $1.8 million. In addition, if the increased pension benefits are provided, the Company's estimated incremental increase in its annual expense for employee benefits would be approximately $3.1 million for pension and medical costs. Such incremental increase in expense would be mostly offset by higher revenue if the Company is successful in obtaining increased rates to cover the additional funding. The above estimates are based on a discount rate of 7.5%. The discount rate applied under generally accepted accounting principles ("GAAP") fluctuates with market conditions. A change in the discount rate can result in significant adjustments to the ABO.

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

  Competitive Industry

     The solid waste industry is highly competitive. Operations require substantial technical, managerial and financial resources. The Company competes with large publicly-traded national solid waste companies, including Waste Management, Inc., Allied Waste Industries, Inc. and Republic Services, Inc. and their affiliates, several smaller publicly-traded regional companies and other regional and local companies, some of which have significantly greater financial and other resources, lower cost of capital and more established market positions than the Company. Additionally, in smaller markets, the Company may be at a competitive disadvantage with respect to regional and local companies, which may have significantly lower operating costs. The Company's competitors also may not be subject to restrictions on their ability to incur new indebtedness, obtain necessary performance bonds or letters of credit, or make capital expenditures, strategic acquisitions or engage in certain expansions of their businesses such as those imposed on the Company by the Credit Agreement and the indenture relating to the Senior Notes (the "Indenture"). As a result, competitors of the Company may be better able to compete more aggressively for new permits and franchises (including those held by the Company), pay higher prices for acquisition candidates, withstand economic downturns and volatility in prices for recyclable commodities and bear the costs of new regulations.

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

  Substantial Leverage

     As of September 30, 1999, the Company had outstanding long-term debt of $177.3 million and stockholder's equity of $65.0 million. This level of indebtedness and the debt service obligations arising therefrom may have one or more of the following effects on the Company: (i) the Company's ability to obtain additional financing in the future may be limited; (ii) a significant portion of the Company's cash provided from operations is and will be dedicated to servicing the Company's indebtedness, thereby reducing the funds available to the Company for operations and capital expenditures; and (iii) the Company may be more vulnerable to economic downturns or other adverse developments than less leveraged competitors and thus may be limited in its ability to withstand competitive pressures. Furthermore, the Credit Agreement currently provides for total maximum borrowing availability of $90 million (subject to certain limitations imposed by certain financial ratios and such maximum amount may be reduced by $2.5 million per calendar quarter), $25.0 million of which may be utilized for letters of credit, all of which indebtedness is scheduled to become due prior to the time any principal payments may be made on the Senior Notes (except for certain optional redemptions). As of September 30, 1999, the Company had availability under the Credit Agreement of approximately $52.9 million, with an additional $22.7 million available for letters of credit. Changes in availability under the Credit Agreement are a function of changes in operating results, among other things. In addition, certain covenant measures in the Credit Agreement become more restrictive over time. Applying the more restrictive covenant measures in effect beginning December 31, 1999 to the Company's estimated results of operations for the twelve month period ending December 31, 1999 would result in a decrease in availability under the Credit Agreement of approximately $4.4 million.* The Company's performance relative to the covenant measures is calculated on a quarterly basis. The Company is also subject to certain limitations on incurring additional indebtedness in the Indenture.

  Possible Inability to Service Debt

     The Company's ability to make scheduled payments on its indebtedness, including interest payments on the Senior Notes, depends on its financial and operating performance (including its ability to generate sufficient cash flow), which, in turn, is subject to prevailing economic conditions and to financial, business and other events, many of which are beyond its control (including delays in obtaining rate increases, the ability to renew franchises at historical profit margin levels, and fluctuations in prices for recyclable commodities). Moreover, the Company may incur additional indebtedness in the future. There can be no assurances that the Company's cash flow will be sufficient to repay its debt. The Company's ability to make scheduled payments also may be affected by its obligations to provide cash to fund ESOP distributions to retired, terminated or withdrawing participants. For information relating to the possible loss of the Company's contract with San Bernardino County and the impact of such loss on the Company's ability to service its debt, see "Item 1. Business -- Landfills -- Operated
Landfills -- San Bernardino County."

  Effect of Holding Company Structure

     Norcal has no operations other than those relating to its subsidiaries and depends on the earnings and cash flows of, and dividends from, such subsidiaries to pay its obligations, including payments of principal and interest on its indebtedness. The ability of Norcal's subsidiaries to pay such dividends will be subject to, among other things, state law and contractual restrictions. Substantially all of the assets of Norcal's wholly-owned subsidiaries (the "Subsidiary Guarantors") have been pledged as collateral for their guarantees of Norcal's obligations under the Credit Agreement and the capital stock of (or partnership interests in) all the Subsidiary Guarantors has been pledged as collateral for Norcal's obligations under the Credit Agreement. In the event of a default under the Credit Agreement, the rights of Norcal with respect to the liquidation of these assets would be subject to the prior claims of the lenders under the Credit Agreement. A default under the Senior Notes constitutes an event of default under the Credit Agreement. Similarly, certain defaults (including the failure to pay principal or interest or defaults resulting in acceleration) under other indebtedness in an outstanding principal amount of at least $5.0 million constitute an event of default under the Indenture.

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

  Fluctuations in Prices for Recyclable Commodities

     The Company's operating results are affected by variations in its recycling revenues from the sale of recyclable commodities. The Company's recycling revenues are volatile and fluctuate in accordance with changes in prices of recyclable commodities which in turn are, in many cases, dependent on changes in worldwide supply of, and demand for, such recyclable commodities. However, costs (including significant capital costs) related to recycling do not fluctuate in accordance with changes in prices for recyclables. As a result, the Company may experience increases in profitability with increases in commodity prices, or reduced profitability (or losses) at times of low commodity prices. A substantial portion of the Company's recycling revenues are derived from the sale of various grades of recycled paper and paper products, the prices for which, in recent years, have suffered declines from their historical highs.

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

     The Company has addressed and continues to address Year 2000 compliance in three overlapping stages: (i) the identification and assessment of all critical equipment, software systems and business relationships requiring modification or replacement prior to 2000; (ii) the renovation and testing of modifications to all significant systems, including embedded systems; and, (iii) the development of contingency and business continuation plans to mitigate the extent of any disruption to the Company's operations arising from the Year 2000 problem.

     The Company believes that it has replaced all operating equipment and computer hardware which was not Year 2000 compliant or which could not be modified to be Year 2000 compliant.

     The Company has implemented a new third-party package of integrated financial applications which the vendor has represented is Year 2000 compliant. As a result of the vendors representation and the Company's internal testing, the Company believes that its general ledger, accounts payable, fixed assets, inventory management, human resources, payroll, contract management, job costing, purchasing and equipment management systems are Year 2000 compliant. In addition, the Company has renovated its remaining legacy systems which include customer billing and customer service support systems to be Year 2000 compliant.

     The Company has investigated the Year 2000 compliance efforts of suppliers, contractors, financial institutions and other third parties with whom the Company does business and has material relationships to attempt to mitigate any adverse impact on the Company's operations from significant compliance problems that may be experienced by such parties. The Company continues to monitor this through periodic discussions with suppliers, customers and other third parties. The Company has surveyed its mission critical suppliers, customers and third parties. The Company has received responses from nearly all of these mission critical entities and believes that most of the entities are currently compliant or have Year 2000 compliance programs in progress. Based on current information, the Company believes that it will not experience any significant Year 2000 related problems as a direct consequence of its relationships with such third parties.

     The Company has developed contingency plans which are intended to mitigate the impact on its operations, if any, of potential failures of mission-critical systems arising from the Year 2000 issue.

These plans are designed to protect the company's assets, continue safe operations, and enable the resumption of any interrupted operations in a timely and efficient manner. However, contingency planning for Year 2000 issues is complicated by the possibility of multiple and simultaneous incidents, which could significantly impede efforts to respond to emergencies and resume normal business functions. Such incidents may be outside of the Company's control, for example, if third parties with whom the Company does business and has material relationships do not successfully address their own material Year 2000 problems.

     Costs. To date, the Company has charged to expense under $0.5 million in effecting Year 2000 compliance. The Company anticipates that its remaining costs in effecting such compliance will not be material.*

     Risks. Factors, many of which are outside the control of the Company, that could affect the Company's ability to be Year 2000 compliant by the end of 1999 include: the failure of suppliers, contractors, customers, governmental entities and others to achieve compliance; the continued availability of the internal and external resources necessary for the Company to complete Year 2000 compliance; and the inability or failure to identify all critical Year 2000 issues or to develop appropriate contingency plans for all Year 2000 issues that ultimately may arise.

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

EMPLOYEES

     The Company employed approximately 2,000 persons as of September 30, 1999. Seventy-three percent of the Company's employees are covered under union contracts with varying terms and expiration dates. On April 24, 1997, employees represented by the Sanitary Truck Drivers and Helpers Union Local 350 International Brotherhood of Teamsters ("Local 350") initiated a strike against certain of the Company's San Francisco operations. On April 26, 1997, employees represented by Local 350 voted to accept a five-year contract which provides for an aggregate 13.4% wage increase and certain amendments to provide early retirement and increase other benefits. The first-year cost of the contract was included in the most recent rate increase approved in San Francisco and the Company intends to seek rate recovery of scheduled future cost increases through the rate setting process. There can be no assurance that the Company will succeed in obtaining timely rate increases sufficient to cover all costs or sufficient to maintain profit margins at historical levels. For a discussion of outstanding issues related to the union contract, see "Risk Factors -- Union Matters."

ITEM 2. PROPERTIES

     The principal properties of the Company consist of landfills, transfer stations, waste recovery, administrative and maintenance facilities and other land and improvements. The Company owns an aggregate of 302 acres of property on which its California operations, maintenance, storage, warehousing and administration facilities are situated. It owns six transfer stations, five of which are located at the Company's collection sites. The Company also operates three MRFs. The Company owns four active landfills in California consisting of approximately 2,500 acres, including contiguous areas.

     The Company's headquarters are located in approximately 25,000 square feet of leased office space in San Francisco, California, pursuant to a lease that expires April 30, 2009. Under a lease expiring in October 2000, the Company leases 62,000 square feet of industrial space in the Los Angeles metropolitan area for its newly acquired Southern California operations. Under a lease expiring in July 2023, the Company leases 309,000 square feet of industrial space in San Francisco for recycling operations. Under a lease expiring in 2007, the Company leases 29,000 square feet of industrial space in Oakland, California, where the Company's medical waste treatment and disposal subsidiary conducts business.

     The Company owns a 302-acre site situated in San Benito and Santa Clara Counties in California that formerly was used to spread waste water sludge. The soil quality suffered from such activities but was returned to normal agricultural condition in 1993. The Company may use the site again to spread waste water sludge on a more limited basis and for other waste diversion activities.

ITEM 3. LEGAL PROCEEDINGS

LITIGATION REGARDING THE ESOP NOTES

     In 1995, the Company and the ESOP settled litigation by certain former holders of the prior notes issued by the ESOP that had been brought against them, together with (among others) certain financial institutions, as to which Norcal and/or the ESOP have certain indemnification obligations (the "Settlement"). The litigation was Abraham, et al. v. Norcal Waste Systems, Inc., et al., No. C94-3076 CAL, in the United States District Court for the Northern District of California. Pursuant to the Settlement, the claims against all defendants, including Norcal and the ESOP, were dismissed with prejudice, with the exception of certain of plaintiffs' claims against one of the named financial institutions, as to which the litigation proceeded and judgment ultimately was entered against the plaintiff and in favor of the financial institution. The court ruled that the Settlement was fair and made in good faith, and barred any claims by that financial institution, among others, against Norcal and the ESOP for equitable indemnity or contribution relating to the plaintiffs' released claims. That financial institution later made claims against Norcal and the ESOP related to the Settlement and alleging that Norcal and the ESOP have post-Settlement indemnity obligations to the institution. The court rejected those claims, and ultimately entered judgment in favor of Norcal and the ESOP in connection with the claims of the financial institution. The financial institution also brought a second lawsuit against the ESOP alone, raising the same indemnity issues that were at issue in the previously described action. The Court rejected those claims as well, and entered judgement for the ESOP. The financial institution is appealing the adverse judgments. The plaintiffs in the Abraham matter, in turn, are appealing from the judgement entered against them in favor of that financial institution; however, such plaintiffs have no remaining claims against Norcal or the ESOP, having settled those claims in 1995. Norcal and the ESOP believe that the financial institution's claims against them are without merit and that the Court's rulings will be affirmed on appeal. However, in the event that these judgments are overturned on appeal, it is unlikely, given the terms of the Settlement, that Norcal's and the ESOP's financial exposure to the financial institution would materially exceed the amount of the financial institution's legal fees and expenses.

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

     Representatives of the Company and Local 350 have entered into a Memorandum of Understanding (the "Memorandum"), which provides that the parties will suspend the arbitration and that when the Company files its next rate application with the San Francisco Department of Public Works, which application may be filed at such time as the Company reasonably determines is appropriate, such application will include a request for sufficient money to cover the funding of costs of the pension benefit increases requested by Local 350 (the "Local 350 Amounts"). The Memorandum further provides that, if the Company's rate applications are granted and become effective, including the Local 350 Amounts, the arbitration will be terminated with prejudice; but if such request is denied, in whole or in part, for any reason and the Company does not put into effect the pension increases requested by Local 350, either party may reinstate the arbitration. The Company has not determined when it will submit a rate application. The ultimate outcome of this matter cannot be determined at this time and the results of the rate application process or the arbitration proceeding, if reinstated, cannot be predicted with certainty. If the arbitration is reinstated, the arbitrator could find in favor of the Company or Local 350, or could conclude that there has been no meeting of the minds on this provision of the contract and the provision could have to be renegotiated. If the matter is not satisfactorily renegotiated, the Company could be subject to another work stoppage. Such events could have a material adverse effect on the financial condition or results of operations of the Company. See "Risk
Factors -- Union Matters."

     If either party was to reinstate the arbitration and if Local 350 was to prevail in the arbitration discussed above or if the Company is successful in obtaining funding for the Local 350 amounts, the Company estimates that the accumulated benefit obligation ("ABO") as of September 30, 1999 would increase by an additional $8.2 million and reduce stockholder's equity by $1.8 million. In addition, if the increased pension benefits are provided, the Company's estimated incremental increase in its annual expense for employee benefits would be approximately $3.1 million for pension and medical costs. Such incremental increase in expense would be mostly offset by higher revenue if the Company is successful in obtaining increased rates to cover the additional funding. The above estimates are based on a discount rate of 7.5%. The discount rate applied under generally accepted accounting principles ("GAAP") fluctuates with market conditions. A change in the discount rate can result in significant adjustments to the ABO.

DIR DETERMINATION LETTER

     On February 3, 1998, the Company received a determination letter from the Department of Industrial Relations of the State of California ("DIR") adverse to the Company. The DIR ruled that the operation of San Bernardino County Landfills is a public work within the meaning of the labor code and therefore subject to prevailing wage laws for construction. This determination was in response to a request by the Company for a determination after the Southern California Labor/ Management Operating Engineers Contract Compliance Committee (the "Compliance Committee") filed a Complaint (Case No. 4002639001) with the Long Beach office of the Division of Labor

Standards Enforcement. The Complaint alleged that the Company is not paying prevailing wages and benefits required for a public work by the Labor Code to those persons employed by the Company to operate the landfills in San Bernardino County.

     The Company filed an appeal of the DIR's ruling with the Director of the DIR (the "Director") on March 4, 1998. On July 27, 1998, the Director issued a decision affirming the DIR's initial determination that the operation of the San Bernardino County landfills is a public work and is therefore subject to prevailing wage laws. However, the Director rejected the automatic adoption of general construction industry prevailing wage rates for landfill operators and referred the matter to the Labor Commissioner of the Division of Labor Standards Enforcement (the "Commissioner") for a determination as to the prevailing wage for landfill operators such as those employed by the Company in San Bernardino County. On July 25, 1999, the Company and the International Union of Operating Engineers, Local Union No. 12 ("Local 12") completed a three year collective bargaining agreement covering substantially all the operating personnel at the San Bernardino landfills and transfer stations operated by the Company. After the collective bargaining agreement was entered into, the Compliance Committee requested that the DIR withdraw the complaint. On September 24, 1999, the DIR accepted the Compliance Committee's request and issued a notice that the case had been closed.

HUMBOLDT COUNTY DISPOSAL AGREEMENT

     The Company's subsidiary, City Garbage Company of Eureka, Inc., is currently in discussion with the County of Humboldt over sums due under the Solid Waste Disposal Agreement which expired on September 28, 1998 (the "Humboldt Agreement"). The Humboldt Agreement provides for payments relating to the final period of operations and for long-term environmental contingencies such as certain corrective action costs and closure and post-closure maintenance costs. The proposed actions and projected expenses were developed by independent consulting engineers and have been approved or submitted for approval to the applicable California regulatory agencies. The items in the termination payment and interim closure/post-closure payment which are disputed by the County of Humboldt total approximately $1 million. If the matter cannot be resolved informally, it will be subject to arbitration pursuant to the agreement between the parties. Although the outcome of any arbitration is inherently uncertain, the Company believes that it is likely to recover a substantial portion of the disputed amount.

ENVIRONMENTAL LIABILITIES

     Cummings Road Landfill. In 1987, contamination was confirmed in the groundwater underlying and in the vicinity of the Company's Cummings Road Landfill in Humboldt County, California. Investigations indicated that the landfill was the source of the contamination. In response to civil claims, the Company made cash payments, restricted use of certain property, exchanged property and provided an alternative water supply to certain residents and businesses affected or potentially affected by the impacted groundwater. As part of a revised corrective action plan submitted to, and in 1994 approved by, the Regional Water Quality Control Board, various landfill improvements have been made including a trench to intercept upgradient groundwater to divert it away from the landfill. In July 1999, the Company and Humboldt Waste Management Authority ("HWMA") entered into an agreement in principal concerning the Cummings Road Landfill and the Company's Eureka Transfer Station. In November 1999, the Company entered into an agreement with HWMA, pursuant to which the Company would transfer to HWMA ownership of such properties as well as certain operating equipment. As part of the agreement, the Company would receive certain cash payments totaling approximately $4.2 million from the HWMA and HWMA would assume certain closure/post-closure, corrective action and operational responsibilities with respect to the Cummings Road Landfill. The Company would retain liability for its operation of the landfill prior to the closing of the transaction and for any defect in corrective action work performed by the Company at the landfill prior to the closing of the transaction. Under the agreement, the Company would also transfer to HWMA its interest in the closure/post-closure and corrective action trust funds relating to the landfill. The consummation of the agreement is subject to several closing conditions. Provided such conditions are met or waived, the closing is expected to occur before January 15, 2000.

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

ITEM 6. SELECTED FINANCIAL DATA

                  NORCAL WASTE SYSTEMS, INC. AND SUBSIDIARIES
                            SELECTED FINANCIAL DATA

     The following is a summary of certain consolidated financial information regarding the Company for the five years ended September 30, 1999.

                                                                  YEAR ENDED SEPTEMBER 30,
                                                    ----------------------------------------------------
                                                      1999       1998       1997       1996       1995
                                                    --------   --------   --------   --------   --------
                                                                       (IN THOUSANDS)
INCOME STATEMENT DATA
Revenues:
  Collection and disposal operations..............  $267,813   $249,824   $241,251   $225,328   $221,483
  Third party landfill management services........    59,021     71,519     62,191     45,623     21,516
  Recycled commodities sales......................    16,333     16,514     16,359     17,264     28,502
                                                    --------   --------   --------   --------   --------
         Total revenues...........................   343,167    337,857    319,801    288,215    271,501
Cost of operations:
  Operating expense...............................   242,132    240,761    227,491    202,848    183,865
  Depreciation and amortization...................    21,267     20,153     19,732     18,320     19,985
  ESOP compensation expense(a)....................     3,209     15,152     13,128     10,291      7,923
  General and administrative......................    37,449     34,181     32,476     30,965     26,446
                                                    --------   --------   --------   --------   --------
         Total cost of operations.................   304,057    310,247    292,827    262,424    238,219
                                                    --------   --------   --------   --------   --------
Operating income..................................    39,110     27,610     26,974     25,791     33,282
Interest expense..................................   (26,091)   (26,165)   (25,649)   (23,913)   (19,909)
Interest income...................................     3,294      3,755      2,463      1,804      1,695
Gain (loss) on dispositions, net..................       568      3,746        119       (477)     1,279
Settlement of litigation(b).......................        --         --         --     (3,648)        --
Other income (expense)............................     1,006        515      2,619       (693)       748
                                                    --------   --------   --------   --------   --------
Income (loss) from continuing operations before
  income taxes and extraordinary item.............    17,887      9,461      6,526     (1,136)    17,095
Income tax expense................................       331         --         --         --      6,662
                                                    --------   --------   --------   --------   --------
Income (loss) before extraordinary item...........    17,556      9,461      6,526     (1,136)    10,433
Extraordinary gain on early extinguishment of
  long-term debt, net of $0 income taxes..........        --         --         --     31,379         --
                                                    --------   --------   --------   --------   --------
         Net income...............................  $ 17,556   $  9,461   $  6,526   $ 30,243   $ 10,433
                                                    ========   ========   ========   ========   ========
BALANCE SHEET DATA
Property and equipment, net.......................  $165,010   $147,634   $142,933   $137,147   $132,431
Total assets......................................   393,809    371,861    351,169    321,235    299,152
Total long-term debt, including current
  portion(c)......................................   177,252    176,441    177,419    176,740    205,410
Stockholder's equity (deficit)....................    64,970     43,997     23,509      6,117    (43,878)

---------------
(a) Non-cash ESOP compensation expense is calculated under the shares allocated method based upon repayment on the ESOP's indebtedness to the Company, funded by contributions from the Company.

(b) Data for 1996 represent non-recurring expenses incurred in connection with the settlement of litigation involving the ESOP Notes.

(c) Includes indebtedness of the ESOP in fiscal year 1995 as required to be reflected on the Company's balance sheet by GAAP.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Unless otherwise indicated, references in the discussion below to a particular year are references to the Company's fiscal year ended September 30.

FORWARD LOOKING INFORMATION

     Those statements followed by an asterisk (*) may be perceived to be forward looking statements. Any such statements should be considered in light of various risks and uncertainties that could cause results to differ materially from expectations, estimates or forecasts expressed. The various risks and uncertainties described earlier (see "Risk Factors" in Item 1) and elsewhere in this Annual Report include, but are not limited to: changes in general economic conditions, inability to maintain rates sufficient to cover costs, inability to obtain timely rate increases, inability to reduce costs related to the loss of revenues, loss of material contracts (including the loss of the Company's contract with San Bernardino County), fluctuations in commodities prices, changes in environmental regulations or related laws, inability to settle union labor contract disputes, competition, failure to achieve Year 2000 compliance and consequences of the Company's S Corporation election. The Company does not undertake to update any forward-looking statement that may be made from time to time by it or on its behalf.

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

     Collection and disposal revenues are subject to pressures from a variety of sources, including increased competition, reductions and diversion of solid waste and regulatory changes. Revenues are generated through rates charged to customers. Residential rates are generally covered by formal rate setting mechanisms as established by rate boards or other local government jurisdictions, which provide a specified return on allowable costs. Commercial and industrial rates are generally subject to competitive considerations if not covered by formal rate setting mechanisms. The rate setting process may result in the exclusion of certain costs and/or delays in cost recovery. To the extent that certain operating costs are excluded from the allowable costs to be recovered, operating margins will be negatively impacted.* The Company believes the trend of increasing pressure on collection rates, and therefore profit margins, will continue in the future.*

     Approximately 39% of the Company's revenues and substantially more of its operating income in fiscal year 1999 were derived from services performed in the City and County of San Francisco.

     During 1996, the Company commenced management of the operations in San Bernardino County under a new contract. In addition to the operations and engineering activities with respect to all active landfill sites, the contract includes the opportunity to generate substantial revenues through the development and implementation of the County's Solid Waste Strategic Plan. Approximately 16% of the Company's revenues for fiscal year 1999 were derived from services performed for San Bernardino County. The Company's revenues from San Bernardino County are derived from two categories of services. The core service is the performance of ongoing landfill operations activities. Revenues from this component accounted for approximately 35% of total revenues generated in San Bernardino County in 1998. Over the term of the contract the amount of revenues from this core service has varied and will continue to vary primarily as a result of changes in volume of waste deposited at landfills and changes in the Company's per ton compensation rate. The other component of revenues represents activities associated with the planning and implementation of the strategic plan to regionalize landfill operations in San Bernardino County. This includes planning, engineering and construction management for landfill expansions, transfer station construction and landfill closures. It is anticipated that San

Bernardino County plans to spend approximately $50 million through June 30, 2001, and, if the County elects to complete its current strategic plan, up to an additional $50 million during the subsequent two-to three-year period, at which time the major work in connection with the strategic plan is expected to be completed.* See "Item 1. Business -- Landfills -- Operated Landfills -- San Bernardino County."

     As a consequence of a former Company employee's and a former Company consultant's guilty pleas to federal charges of conspiring to pay and accept bribes to influence or reward a former San Bernardino County official in connection with such person's official duties, the County has alleged a default under the 1995 Contract. On December 14, 1999, the County Board of Supervisors directed the County's Chief Administrative Officer to negotiate an amendment with the Company to end the 1995 Contract as soon as the County can complete a competitive bidding process through a Request for Proposal, review submitted bids, and negotiate a replacement contract, but in no event later than June 30, 2001. Although the County's Chief Administrative Officer has estimated in his report to the County's Board of Supervisors that the process should take 15 to 18 months, the County's Board of Supervisors has requested that the process be completed more quickly, if possible. In response to this request, the County's Chief Administrative Officer has stated that the process could potentially be accomplished in 12 to 15 months. The Company is currently unable to estimate how much time the County will need to complete these procedures. Moreover, the Company does not know whether it can successfully negotiate such an amendment, what terms may ultimately be negotiated in such an amendment or whether the County's Board of Supervisors will approve any such amendment. Assuming the County is unable to complete the Request for Proposal and enter into a new contract in the next nine months, the Company does not expect an amendment to end the 1995 Contract or the termination of the 1995 Contract to have a significant impact on its cash flows, results of operations or financial condition for fiscal year 2000. The County has indicated that the Company will be permitted to bid on the new contract, but there can be no assurance that the Company will be awarded the new contract, or if the Company is the successful bidder, how the terms of the new contract will compare to those contained in the 1995 Contract.

     During fiscal years 1999, 1998 and 1997, revenues derived from the services the Company performed for San Bernardino County were approximately $55.1 million (16% of the Company's total revenue), $65.1 million (19% of the Company's total revenue) and $55.1 million (17% of the Company's total revenue), respectively. Revenues less direct expenses including consulting fees (excluding allocable corporate management fees, lease charges, interest expense and the non-cash portion of ESOP expense, and depreciation and amortization), related to the Company's San Bernardino operations for fiscal years 1999, 1998 and 1997 were approximately $6.6 million, $7.9 million and $7.4 million, respectively. While the Company's results of operations and cash flows will be adversely impacted if an amendment to end the 1995 Contract is negotiated or the 1995 Contract is terminated and the Company and the County do not enter into a new contract having comparable terms, management believes that such event will not have a material adverse effect on the Company's financial condition or on its ability to maintain its operations and service its debt. For further information see "Item 1. Business -- Landfills -- Operated Landfills -- San Bernardino County."

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

     ESOP compensation expense includes amounts contributed by the Company to the ESOP to allow the ESOP to repay its intercompany loans to the Company along with amounts to fund distributions to retired, terminated or withdrawing participants. The total contributions are subject to various limitations imposed by the Internal Revenue Code of 1986, as amended, and are generally tax deductible. The debt repayments by the ESOP result in allocation of Company common stock to ESOP participants' accounts pursuant to an allocation formula. Distribution payments are made by the ESOP to retired, terminated or withdrawing participants based on their vested allocated shares of Company common stock. The Company expects future contributions to the ESOP to fund distributions to increase significantly as additional employees reach retirement age, as additional shares are allocated to employee accounts, if eligible participants elect to receive in-service withdrawals and if the appraised value of the Company common stock increases.* During 1998, the Company made contributions to the ESOP that, in addition to funding the distribution obligation and the scheduled loan repayment, allowed the ESOP to prepay approximately $10.2 million of inter-company loans. The additional contribution for the prepayment resulted in substantial tax savings and additional ESOP compensation expense of approximately $7.4 million related to the additional shares allocated. On June 24, 1999, the Company and the ESOP executed an amendment to the Fourth Amended and Restated ESOP Loan Agreement related to the Company's S Corporation election. The amendment allows the ESOP to pay interest only during the period the Company remains an S Corporation, provided that the entire principal balance is still repaid by fiscal year 2008 (the final due date of the ESOP Agreement). As a result of the amendment, the Company's ESOP compensation expense of $1.0 million in 1999 related to the intercompany loans was based on a contribution of interest only. The Company expects the ESOP to pay interest only as long as the Company continues to be an S Corporation, however the total remaining balance of principal and interest payable must be repaid no later than September 30, 2008.* See "Accounting and Other Matters."

     The Company has no present intention to pay a dividend. Any future determination to pay dividends will be at the discretion of the Board of Directors and will be dependent upon the Company's results of operations, financial condition, tax benefits and applicable contractual and legal restrictions and other factors deemed relevant by the Board of Directors.

                  NORCAL WASTE SYSTEMS, INC. AND SUBSIDIARIES
                        SUMMARY STATEMENTS OF OPERATIONS
                   PERCENTAGE RELATIONSHIP TO TOTAL REVENUES

                                                              1999     1998     1997
                                                              -----    -----    -----
Revenues:
Collection and disposal operations..........................   78.0%    73.9%    75.4%
  Third party landfill management services..................   17.2%    21.2%    19.5%
  Recycled commodities sales................................    4.8%     4.9%     5.1%
                                                              -----    -----    -----
          Total revenues....................................  100.0%   100.0%   100.0%
Cost of operations:
  Operating expenses........................................   70.6%    71.3%    71.1%
  Depreciation and amortization.............................    6.2%     6.0%     6.2%
  ESOP compensation expense.................................    0.9%     4.5%     4.1%
  General and administrative................................   10.9%    10.1%    10.2%
                                                              -----    -----    -----
          Total cost of operations..........................   88.6%    91.9%    91.6%
                                                              -----    -----    -----
     Operating income.......................................   11.4%     8.1%     8.4%
Interest expense............................................   (7.6)%   (7.7)%   (8.0)%
Interest income.............................................    1.0%     1.1%     0.8%
Gain on dispositions, net...................................    0.2%     1.1%     0.0%
Other income................................................    0.2%     0.2%     0.8%
                                                              -----    -----    -----
     Income from operations before income taxes.............    5.2%     2.8%     2.0%
Income tax expense..........................................    0.1%     0.0%     0.0%
                                                              -----    -----    -----
          Net income........................................    5.1%     2.8%     2.0%
                                                              =====    =====    =====

FISCAL YEAR 1999 COMPARED WITH FISCAL YEAR 1998

     Revenues. Revenues in 1999 increased $5.3 million (1.6%) to $343.2 million from $337.9 million in 1998. Waste collection and disposal revenues increased by $18.0 million; approximately $6.8 million was due to operations acquired in Los Angeles in October and November 1998, approximately $5.0 million due to general volume increases and the remainder due to rate increases in several service areas. Third party landfill management services revenues decreased by $12.5 million due primarily to lower revenues of $9.9 million in San Bernardino County as a result of lower project management activities in 1999 and reduced landfill operations revenues due to reduced volumes from the loss of tonnage from the city of Ontario, which signed a long-term disposal agreement with a third party landfill effective January 1, 1999. Additionally, with respect to its landfill management operations, the Company experienced a reduction of $2.6 million from 1998 in San Diego as the Company ceased operations of the San Diego County landfills on March 31, 1998, when the new owner assumed operations.

     Operating Expenses. Operating expenses in 1999 increased $1.3 million (0.6%) to $242.1 million from $240.8 million in 1998. As a percentage of revenues, operating expenses decreased to 70.6% in 1999 from 71.3% in 1998. Disposal costs increased $5.2 million due to operations acquired in October and November 1998, higher volumes and tipping fee increases. Payroll and related costs increased $3.4 million due primarily to operations acquired in October and November 1998, as well as scheduled union wage increases. Fuel costs increased $0.9 million due to higher prices in 1999 and operations acquired in October and November 1998. Health care costs increased $0.9 million due to higher medical costs and operations acquired in October and November 1998. These increased costs were partially offset by lower project and subcontractor related costs of $7.6 million and lower landfill operating costs of $1.3 million. Both of these reductions were due primarily to lower project management activities during 1999 and reduced volumes in San Bernardino County compared to 1998.

     ESOP Compensation Expense. ESOP compensation expense is primarily based on the cost of shares allocated as determined by the Company's contribution to the ESOP, along with contributions to fund distributions to retired, terminated and withdrawing participants. ESOP compensation expense in 1999 decreased $12.0 million (78.9%) to $3.2 million from $15.2 million in 1998. The decrease in expense can be attributed to lower contributions made to the ESOP based upon a revised payment schedule that does not currently include repayments of principal related to the Company's S Corporation election.

     General and Administrative. General and administrative expenses in 1999 increased $3.2 million (9.4%) to $37.4 million from $34.2 million in 1998. As a percentage of revenues, general and administrative expenses increased to 10.9% in 1999 from 10.1% in 1998. The increased costs were primarily due to general wage increases of $2.0 million and higher professional services of $0.4 million.

     Operating Income. Operating income in 1999 increased $11.5 million (41.7%) to $39.1 million from $27.6 million in 1998. The primary cause of the increase in operating income was the lower ESOP compensation expense described above.

     Interest Income. Interest income in 1999 decreased $0.5 million (12.3%) to $3.3 million from $3.8 million in 1998. The decrease is due to lower cash balances during 1999 which resulted from higher capital expenditures and acquisitions of businesses compared to 1998.

     Gain (Loss) on Dispositions. The gain on dispositions in 1999 of $0.6 million represents the net impact of asset disposals and decreased $3.1 million (83.8%) from 1998. The gain on dispositions in 1998 was primarily from the sale of real estate in San Francisco and Kansas City.

     Other Income (Expense). Other income in 1999 increased $0.5 million (100.0%) to $1.0 million from $0.5 million in 1998. Other income in 1999 includes royalty income of $0.5 million related to an asset sold in 1995.

     Income Tax Expense. Income tax expense of $0.3 million in 1999 was based primarily on the state tax rate of 1.5% for S Corporations as a result of the Company's S Corporation election, effective October 1, 1998 and anticipated results of operations from the Company's four subsidiaries which did not elect to become divisions of the S Corporation. The Company experienced an effective tax rate of zero in 1998 as a result of realizing certain of its deferred tax assets for which a valuation allowance had previously been established.

     Net Income. Net income in 1999 increased $8.1 million to $17.6 million from $9.5 million in 1998. The increase was primarily attributable to higher operating income partially offset by lower gains on dispositions discussed above.

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

     Gain (Loss) on Dispositions. The gain on dispositions in 1998 of $3.7 million represents the net impact of asset disposals, primarily real estate in San Francisco and Kansas City.

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

LIQUIDITY AND CAPITAL RESOURCES

     The Company's cash requirements consist principally of working capital requirements, interest on outstanding indebtedness, capital expenditures and deposits to trust funds to satisfy certain environmental statutes and regulations. As of September 30, 1999, the Company had working capital of $29.9 million. As part of the Refinancing the Company entered into the Credit Agreement which currently provides for up to $90 million of additional borrowings (which maximum amount may be reduced by $2.5 million per calendar quarter) and which, subject to certain limitations and covenant restrictions (including financial ratios), can be drawn by the Company to fund ongoing operations, invest in capital equipment and/or facilities and to finance acquisitions. The Credit Agreement expires in November 2000. At September 30, 1999, the Company had utilized $2.3 million of the credit facility provided by the Credit Agreement for letters of credit and had availability under the Credit Agreement of approximately $52.9 million, with an additional $22.7 million available for letters of credit. Changes in availability under the Credit Agreement are a function of changes in operating results, among other things. In addition, certain covenant measures in the Credit Agreement become more restrictive over time. Applying the more restrictive covenant measures in effect beginning December 31, 1999 to the Company's estimated results of operations for the twelve month period ending December 31, 1999 would result in a decrease in availability under the Credit Agreement of approximately $4.4 million. The Company's performance relative to the covenant measures is calculated on a quarterly basis.

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

     The Senior Notes mature in November 2005. As of September 30, 1999, interest on the Senior Notes accrued at the rate of 13.5% per annum. However, the interest rate on the Senior Notes is subject to decrease to 12.5% at such time as the Company (in one or more transactions) offers to purchase (whether or not any actual purchases are made) or redeems an aggregate of $25.0 million in principal amount of Senior Notes out of the proceeds of equity sales.

     Commencing November 15, 2000, the Senior Notes are redeemable in whole or in part at Norcal's option, upon not less than 30 nor more than 60 days' notice. Any such voluntary redemptions by Norcal through November 14, 2003 will include a redemption premium payment that declines annually over such period. For any redemptions made by Norcal during the period commencing November 15, 2000 through November 14, 2001, the redemption price, expressed as a percentage of the principal amount of Senior Notes redeemed, is 106.25%, plus accrued and unpaid interest to the applicable redemption date.

     Cash Flow from Operations. Cash flow from operations in 1999 increased 79.7% to $46.0 million from $25.6 million in 1998. The increase was due to a smaller reduction in accounts payable in 1999 compared to 1998 of $5.2 million, a $4.1 million decrease in accounts receivable and a $3.9 million decrease in tax payments.

     Cash Flow from Investing Activities. Cash used by investing activities in 1999 increased 150.0% to $42.0 million from $16.8 million in 1998. The Company used $33.7 million on capital expenditures during 1999, primarily vehicles, construction projects, containers and other equipment and $9.9 million to purchase the stock of solid waste collection company and substantially all of the assets of two other solid waste collection companies in Los Angeles. In 1998, the Company generated $7.3 million from the sale of miscellaneous assets, primarily real estate in San Francisco and Kansas City.

     Cash Flow from Financing Activities. Cash used by financing activities was $1.7 million in 1999 and $1.3 million in 1998; consisting primarily of principal payments on long term debt and capital leases in both years.

OTHER CASH REQUIREMENTS

     The Company has material financial obligations related to closure and post-closure costs with respect to landfills it owns. While the amount of these future obligations cannot be determined definitively at this time, the Company estimates the costs in current dollars for final closure of landfills it owns, as well as related post-closure activities for an estimated period of thirty years after the closure of each respective landfill, at approximately $52.9 million.* The Company recognizes an expense and liability for such costs based on units of production and makes contributions to trust funds to satisfy financial assurance requirements and fund the landfill costs. As of September 30, 1999, the Company had recorded a liability of $25.9 million for such projected costs in accordance with generally accepted accounting principles ("GAAP") and had on deposit $25.0 million in trust accounts consistent with regulatory requirements. The Company estimates its 2000 funding requirement at approximately $0.5 million, although the actual requirements could vary with changes in cost estimates and/or regulatory requirements.*

     The Company also has significant financial obligations with respect to certain environmental statutes and regulations protecting the groundwater and surface water in the vicinity of its landfills. The Company estimates the remaining funding associated with this issue to be approximately $5.6 million and is satisfying that obligation through deposits made to trust funds.* The Company estimates its 2000 funding requirement at approximately $0.3 million, although the actual requirement could vary with changes in cost estimates and/or regulatory requirements.* The Company also has recorded a liability of $2.6 million for potential costs associated with other environmental matters.

     The Company is in discussions with the City of San Francisco regarding plans for increased diversion of waste from disposal at landfills as well as the construction and/or relocation of material recovery and other facilities for use in connection with the Company's San Francisco operations and to facilitate compliance with mandated recycling requirements. The Company cannot predict the timing or outcome of these discussions. Over the term of the Senior Notes, the Company may need to invest substantial capital to acquire or construct waste processing facilities, household hazardous waste facilities, maintenance and administrative complexes, and equipment.* The Company intends to seek continued rate recovery for amounts expended on any projects and may seek to finance such capital expenditures through additional secured borrowings, including up to $30.0 million of borrowing for certain "Designated Capital Expenditures" (as defined in the Indenture).*

     The Company is obligated to provide, subject to certain conditions, post-retirement health and welfare benefits to certain former employee-shareholders (as well as their spouses and dependents) of two of its predecessors. Although the Company's obligation with respect to some of its former employee-shareholders will terminate upon the earlier of October 1, 2000 or the final resolution of legal claims against third parties reserved pursuant to the settlement of litigation, most of the Company's obligations extend for the lifetime of such former employee-shareholders. The accrued post-retirement medical benefit liability as of September 30, 1999 was $35.5 million and the Company made cash payments during 1999 totaling approximately $1.3 million. Payments at rates similar to those made in 1999 or greater, depending on medical inflation rates and the aging of the persons entitled to benefits, are expected for a significant number of years.*

     The Company anticipates future increases in the ESOP contributions related to funding the distributions to retired, terminated or withdrawing participants based on their vested allocated shares of Company common stock.* The Company expects the contributions to increase as additional employees reach retirement age, as additional shares are allocated to employee accounts, if eligible participants elect to receive in-service withdrawals and if the value of the Company common stock increases. While Norcal may consider a public offering of its common stock as a potentially desirable way to eliminate the ESOP-related requirements to either repurchase stock or fund cash distributions for retired, terminated or withdrawing employees, there can be no assurance that Norcal would be able to effect such an offering or otherwise create a trading market for its stock.*

ENVIRONMENTAL REGULATIONS

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

     Representatives of the Company and Local 350 have entered into a Memorandum of Understanding (the "Memorandum"), which provides that the parties will suspend the arbitration and that when the Company files its next rate application with the San Francisco Department of Public Works, which application may be filed at such time as the Company reasonably determines is appropriate, such application will include a request for sufficient money to cover the funding of costs of the pension benefit increases requested by Local 350 (the "Local 350 Amounts"). The Memorandum further provides that, if the Company's rate applications are granted and become effective, including the Local 350 Amounts, the arbitration will be terminated with prejudice; but if such request is denied, in whole or in part, for any reason and the Company does not put into effect the pension increases requested by Local 350, either party may reinstate the arbitration. The Company has not determined when it will submit a rate application. The ultimate outcome of this matter cannot be determined at this time and the results of the rate application process or the arbitration proceeding, if reinstated, cannot be predicted with certainty. If the arbitration is reinstated, the arbitrator could find in favor of the Company or Local 350, or could conclude that there has been no meeting of the minds on this provision of the contract and the provision could have to be renegotiated. If the matter is not satisfactorily renegotiated, the Company could be subject to another work stoppage. Such events could have a material adverse effect on the financial condition or results of operations of the Company. See "Risk Factors -- Union Matters."

     If either party was to reinstate the arbitration and if Local 350 was to prevail in the arbitration discussed above or if the Company is successful in obtaining funding for the Local 350 amounts, the Company estimates that the accumulated benefit obligation ("ABO") as of September 30, 1999 would increase by an additional $8.2 million and reduce stockholder's equity by $1.8 million. In addition, if the increased pension benefits are provided, the Company's estimated incremental increase in its annual expense for employee benefits would be approximately $3.1 million for pension and medical costs. Such incremental increase in expense would be mostly offset by higher revenue if the Company is successful in obtaining increased rates to cover the additional funding. The above estimates are based on a discount rate of 7.5%. The discount rate applied under generally accepted accounting principles ("GAAP") fluctuates with market conditions. A change in the discount rate can result in significant adjustments to the ABO.

     Included in the five-year contract referred to above was an aggregate 13.4% wage increase. The first year cost of the contract is included in the current rate in San Francisco and the Company intends to seek rate recovery of cost increases through the rate setting process.* There can be no assurance that the Company will succeed in obtaining timely rate increases sufficient to cover all costs or sufficient to maintain profit levels at historical levels.

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

ACCOUNTING AND OTHER MATTERS

     The Internal Revenue Service's (the "IRS") audit of the Company's income tax returns for the fiscal years ended September 30, 1992 through 1994, which was initiated in 1996, has been completed. The IRS is currently auditing the Company's tax returns for the fiscal years ended September 30, 1995 through 1997. The California Franchise Tax Board's audit of the Company's state income tax returns for the fiscal years ended September 30, 1993 through 1997 is ongoing.

     The Company elected to become taxable as an S Corporation effective with the tax year beginning October 1, 1998. In connection with the S Corporation election, the Company also elected, for income tax purposes only, to treat a substantial number of its subsidiaries as divisions of the Company (each a Qualified Subchapter S Subsidiary). Generally, the taxable income (or loss) of an S Corporation (including its divisions) is not taxable at the corporate level, but is instead passed through to its shareholders. Because the sole shareholder of the Company, the Norcal Waste Systems, Inc. Employee Stock Ownership Plan and Trust, is a tax-exempt employee stock ownership plan, it is not subject to tax on its allocable share of the Company's taxable income. Although S Corporations generally are not subject to corporate-level income taxes, the Company, for so long as it retains its status as an S Corporation, will be subject to (a) potential income taxes related to the disposition of, or the realization of income with respect to, certain built-in gain assets (that is, any asset, such as real estate or securities, with a fair market value greater than its tax basis as of October 1, 1998 or income reported which relates to taxable periods prior to the Company becoming an S Corporation, including, for example, income subsequently reported by reason of a pre-existing change in accounting method) and

(b) state income taxes at a rate of 1.5%. Deferred tax assets and liabilities are eliminated when a taxable enterprise becomes a non-taxable enterprise and the effect of recognizing or eliminating deferred tax assets or liabilities is charged or credited to income tax expense within income from continuing operations. Corporations that elect S Corporation status generally are subject to tax under built-in gains provisions as previously discussed and thus would be required to continue to recognize deferred taxes associated with built-in gains. Deferred taxes related to built-in gains for the Company include deferred taxes for anticipated sales of real estate and other assets. In addition, for subsidiaries of the Company that do not elect to become Qualified Subchapter S Subsidiaries, deferred taxes must be maintained for existing tax liabilities. The Company currently maintains deferred taxes related to anticipated built-in gains and existing tax liabilities for those subsidiaries that did not elect to become Qualified Subchapter S Subsidiaries.

ITEM 7A.QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     The Company does not believe that there is any material market risk exposure with respect to derivative or other financial instruments which would require disclosure under this item. The Company does not engage in financial transactions for trading or speculative purposes.

ITEM 8.FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
Norcal Waste Systems, Inc.:

     We have audited the accompanying consolidated balance sheets of Norcal Waste Systems, Inc. (the Company) and subsidiaries as of September 30, 1999 and 1998, and the related consolidated statements of income, stockholder's equity and cash flows for each of the years in the three year period ended September 30, 1999. In connection with our audits of the consolidated financial statements, we have also audited financial statement schedule II. These consolidated financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Norcal Waste Systems, Inc. and subsidiaries as of September 30, 1999 and 1998, and the results of their operations and their cash flows for each of the years in the three year period ended September 30, 1999, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule II, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

San Francisco, California
December 17, 1999

                  NORCAL WASTE SYSTEMS, INC. AND SUBSIDIARIES
                (WHOLLY OWNED BY THE NORCAL WASTE SYSTEMS, INC.
                    EMPLOYEE STOCK OWNERSHIP PLAN AND TRUST)

                          CONSOLIDATED BALANCE SHEETS

                          SEPTEMBER 30, 1999 AND 1998
                                 (IN THOUSANDS)

                                     ASSETS

                                                                1999      1998
                                                              --------   -------
Current assets:
  Cash and cash equivalents.................................  $ 42,166    39,752
  Marketable securities.....................................     5,552     5,552
  Trust accounts, current portion (note 11).................        --     1,940
  Accounts receivable, less allowance for doubtful accounts
    of $2,017 in 1999 and $2,202 in 1998....................    46,369    49,789
  Parts and supplies........................................     2,102     2,200
  Prepaid expenses..........................................     3,362     2,640
                                                              --------   -------
         Total current assets...............................    99,551   101,873
                                                              --------   -------
Property and equipment (note 7):
  Land......................................................    46,392    46,103
  Landfills.................................................    27,300    29,419
  Buildings and improvements................................    51,904    47,422
  Vehicles and equipment....................................   150,908   130,190
  Construction in progress..................................     8,530     6,291
                                                              --------   -------
         Total property and equipment.......................   285,034   259,425
  Less accumulated depreciation and amortization............   120,024   111,791
                                                              --------   -------
    Property and equipment, net.............................   165,010   147,634
                                                              --------   -------
Other assets:
  Franchises, permits and other intangibles, net of
    amortization of $47,878 in 1999 and $43,840 in 1998
    (notes 3 and 4).........................................    79,217    73,016
  Trust accounts (note 11)..................................    36,744    34,250
  Prepaid pension cost (note 10)............................     3,667        --
  Deferred financing costs, net of amortization of $5,201 in
    1999 and $3,859 in 1998.................................     5,578     6,920
  Other (notes 10 and 11)...................................     4,042     8,168
                                                              --------   -------
         Total other assets.................................   129,248   122,354
                                                              --------   -------
         Total assets.......................................  $393,809   371,861
                                                              ========   =======
                      LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
  Current portion:
    Long-term debt (note 6).................................  $    383       337
    Capital leases (note 7).................................       582     1,114
  Accounts payable..........................................     6,064     7,984
  Accrued payroll and employee benefits.....................    14,171    16,706
  Accrued expenses (notes 6, 11 and 12).....................    42,955    43,870
  Income taxes payable (note 8).............................     1,311        90
  Other accrued liabilities.................................     4,164     3,731
                                                              --------   -------
         Total current liabilities..........................    69,630    73,832
Long-term debt (note 6).....................................   176,002   174,080
Obligations under capital leases (note 7)...................       285       910
Deferred income taxes (note 8)..............................     6,850     5,259
Landfill closure liability (note 11)........................    27,009    25,938
Postretirement medical benefits (note 10)...................    34,177    33,601
Other liabilities...........................................    14,886    14,244
                                                              --------   -------
         Total liabilities..................................   328,839   327,864
                                                              --------   -------
Commitments and contingencies (notes 7, 8, 9, 10, 11, 12, 13 and 15)
Stockholder's equity (note 9):
  Common stock, $.01 par value; 100,000,000 shares
    authorized; 24,134,973 shares issued and outstanding....       241       241
  Additional paid-in capital................................   166,919   166,378
  Accumulated deficit.......................................   (79,372)  (96,928)
  Accumulated other comprehensive income....................      (200)   (2,115)
                                                              --------   -------
                                                                87,588    67,576
Less net scheduled contribution to the ESOP (note 9)........   (22,618)  (23,579)
                                                              --------   -------
         Total stockholder's equity.........................    64,970    43,997
                                                              --------   -------
         Total liabilities and stockholder's equity.........  $393,809   371,861
                                                              ========   =======

          See accompanying notes to consolidated financial statements.

                  NORCAL WASTE SYSTEMS, INC. AND SUBSIDIARIES
                (WHOLLY OWNED BY THE NORCAL WASTE SYSTEMS, INC.
                    EMPLOYEE STOCK OWNERSHIP PLAN AND TRUST)

                       CONSOLIDATED STATEMENTS OF INCOME

                 YEARS ENDED SEPTEMBER 30, 1999, 1998 AND 1997
                                 (IN THOUSANDS)

                                                                1999       1998       1997
                                                              --------    -------    -------
Revenues....................................................  $343,167    337,857    319,801
                                                              --------    -------    -------
Cost of operations:
  Operating expenses........................................   242,132    240,761    227,491
  Depreciation and amortization.............................    21,267     20,153     19,732
  ESOP compensation expense (note 9)........................     3,209     15,152     13,128
  General and administrative................................    37,449     34,181     32,476
                                                              --------    -------    -------
          Total cost of operations..........................   304,057    310,247    292,827
                                                              --------    -------    -------
          Operating income..................................    39,110     27,610     26,974
Interest expense............................................   (26,091)   (26,165)   (25,649)
Interest income.............................................     3,294      3,755      2,463
Gain on dispositions, net...................................       568      3,746        119
Other income................................................     1,006        515      2,619
                                                              --------    -------    -------
          Income before income taxes........................    17,887      9,461      6,526
Income tax expense..........................................       331         --         --
                                                              --------    -------    -------
          Net income........................................  $ 17,556      9,461      6,526
                                                              ========    =======    =======

          See accompanying notes to consolidated financial statements.

                  NORCAL WASTE SYSTEMS, INC. AND SUBSIDIARIES
                (WHOLLY OWNED BY THE NORCAL WASTE SYSTEMS, INC.
                    EMPLOYEE STOCK OWNERSHIP PLAN AND TRUST)

                CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY
                 YEARS ENDED SEPTEMBER 30, 1999, 1998 AND 1997
                                 (IN THOUSANDS)

                                                                            ACCUMULATED        NET
                               COMMON STOCK     ADDITIONAL                     OTHER        SCHEDULED
                              ---------------    PAID-IN     ACCUMULATED   COMPREHENSIVE   CONTRIBUTION
                              SHARES   AMOUNT    CAPITAL       DEFICIT        INCOME       TO THE ESOP    TOTAL
                              ------   ------   ----------   -----------   -------------   ------------   ------
Balances,
September 30, 1996..........  24,135    $241     166,378      (112,915)          581         (48,168)      6,117
Contributions to reduce ESOP
  debt......................      --      --          --            --            --          11,468      11,468
Net unrealized gains
  (losses) on marketable
  securities................      --      --          --            --          (602)             --        (602)
Net income..................      --      --          --         6,526            --              --       6,526
                              ------    ----     -------      --------        ------         -------      ------
Balances,
  September 30, 1997........  24,135     241     166,378      (106,389)          (21)        (36,700)     23,509
Contributions to reduce ESOP
  debt......................      --      --          --            --            --          13,121      13,121
Pension liability
  adjustment................      --      --          --            --        (2,298)             --      (2,298)
Net unrealized gains
  (losses) on marketable
  securities................      --      --          --            --           204              --         204
Net income..................      --      --          --         9,461            --              --       9,461
                              ------    ----     -------      --------        ------         -------      ------
Balances,
  September 30, 1998........  24,135     241     166,378       (96,928)       (2,115)        (23,579)     43,997
Contributions to reduce ESOP
  debt......................      --      --          --            --            --             961         961
Pension liability
  adjustment................      --      --          --            --         2,298              --       2,298
Recognized stock option
  compensation expense......      --      --         541            --            --              --         541
Net unrealized gains
  (losses) on marketable
  securities................      --      --          --            --          (383)             --        (383)
Net income..................      --      --          --        17,556            --              --      17,556
                              ------    ----     -------      --------        ------         -------      ------
Balances, September 30,
  1999......................  24,135    $241     166,919       (79,372)         (200)        (22,618)     64,970
                              ======    ====     =======      ========        ======         =======      ======

          See accompanying notes to consolidated financial statements.

                  NORCAL WASTE SYSTEMS, INC. AND SUBSIDIARIES
                (WHOLLY OWNED BY THE NORCAL WASTE SYSTEMS, INC.
                    EMPLOYEE STOCK OWNERSHIP PLAN AND TRUST)

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                 YEARS ENDED SEPTEMBER 30, 1999, 1998 AND 1997
                                 (IN THOUSANDS)

                                                               1999        1998        1997
                                                             --------    --------    --------
Cash flows from operating activities:
Net income.................................................  $ 17,556       9,461       6,526
Adjustments to reconcile net income to net cash provided by
  operating activities:
  Depreciation and amortization............................    21,267      20,153      19,732
  Landfill trust contributions, withdrawals, interest
     income, net of landfill closure and other regulatory
     expense...............................................       906      (2,329)     (3,775)
  Pension, postretirement and insurance, net of amounts
     paid..................................................     1,953       5,142       4,677
  ESOP compensation expense in excess of cash payments for
     redemptions...........................................       961      13,121      11,468
  Accrued interest, amortization of discounts and deferred
     financing fees........................................     1,718       1,834       1,737
  Gain on dispositions and other income....................    (1,144)     (4,119)     (2,263)
  Other....................................................      (877)     (1,077)     (1,108)
  Changes in assets and liabilities, net of effects of
     acquisitions and dispositions:
     Decrease (increase) in accounts receivable............     4,068      (7,112)     (3,557)
     (Decrease) increase in accounts payable...............    (2,154)     (7,395)      3,246
     (Decrease) increase in accrued expenses and other
       liabilities.........................................    (3,462)      6,605       6,938
     Increase (decrease) in income taxes...................     2,812      (5,470)     (1,885)
     Other assets and liabilities..........................     2,432      (3,250)        642
                                                             --------    --------    --------
          Net cash provided by operating activities........    46,036      25,564      42,378
                                                             --------    --------    --------
Cash flows from investing activities:
  Acquisition of property and equipment....................   (33,733)    (24,313)    (21,345)
  Acquisition of businesses................................    (9,866)         --      (3,640)
  Proceeds from dispositions...............................     1,387       7,290         447
  Proceeds from the sales of marketable securities.........        --          --       1,379
  Other....................................................       247         211          42
                                                             --------    --------    --------
          Net cash used in investing activities............   (41,965)    (16,812)    (23,117)
                                                             --------    --------    --------


Cash flows from financing activities:
  Principal payments on long-term debt and capitalized
     leases................................................  $ (1,809)     (1,330)     (1,309)
  Other....................................................       152          --          --
                                                             --------    --------    --------
     Net cash used in financing activities.................    (1,657)     (1,330)     (1,309)
                                                             --------    --------    --------
Net increase in cash.......................................     2,414       7,422      17,952
Cash and cash equivalents, beginning of year...............    39,752      32,330      14,378
                                                             --------    --------    --------
Cash and cash equivalents, end of year.....................  $ 42,166      39,752      32,330
                                                             ========    ========    ========
Supplemental schedule of net cash paid for:
  Interest.................................................  $ 24,796      24,558      24,075
                                                             ========    ========    ========
  Income taxes.............................................  $    106       4,013         815
                                                             ========    ========    ========
Schedule of noncash investing and financing activities:
  Debt issued and liabilities assumed in acquisitions......  $  2,945          --       2,000
                                                             ========    ========    ========

          See accompanying notes to consolidated financial statements.

                  NORCAL WASTE SYSTEMS, INC. AND SUBSIDIARIES
                (WHOLLY OWNED BY THE NORCAL WASTE SYSTEMS, INC.
                    EMPLOYEE STOCK OWNERSHIP PLAN AND TRUST)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          SEPTEMBER 30, 1999 AND 1998

(1) NATURE OF BUSINESS

     Through its subsidiaries, Norcal Waste Systems, Inc. (the Company) provides integrated waste services to residential, commercial, municipal and industrial customers in California. The Company's services include refuse collection, recycling and other waste diversion, transfer station and hauling operations, operation of Company-owned landfills and third party landfill management services (including engineering and construction management services). The Company continues to be, with limited exceptions, the sole provider of commercial and residential refuse collection for the City and County of San Francisco (note 15).

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

     (d) Property and Equipment

     Property and equipment, including major renewals and betterments, are stated at cost. Property and equipment under capital leases are stated at the present value of minimum lease payments at the inception of the lease. Ordinary maintenance and repairs are charged directly to operations. The Company capitalizes interest costs for significant projects under development. The amount capitalized and netted against interest expense in the consolidated statements of income was $0.4 million in 1999 and $0.2 million in both 1998 and 1997. Certain properties available for sale have been written down to their estimated net realizable value.

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

     (e) Intangible Assets

     The excess of cost over net assets of acquired businesses is amortized on the straight-line method over periods not exceeding 40 years. Franchises, permits and contracts are amortized on the straight-line method over their estimated lives ranging from 3 to 40 years. In accordance with Statement of Financial Accounting Standards (SFAS) No. 121, Accounting for Impairment of Long Lived Assets and for Long Lived Assets to be Disposed Of, the Company's policy is to review the estimated undiscounted future cash flows for each operation on an annual basis and to compare it to the remaining net book value to ascertain if a provision for impairment is necessary.

     (f) Income Taxes

     The Company utilizes the liability method of accounting for income taxes prescribed by SFAS No. 109, Accounting for Income Taxes. Under the liability method, deferred income taxes are recognized for the tax consequences of "temporary differences" by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. Deferred taxes are provided on financial statement and income tax basis differences relating to business acquisitions, except that no deferred taxes are provided on amounts related to operating permit rights and excess of costs over net assets of businesses acquired. Under SFAS No. 109, the effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. This standard requires that the Company recognize income tax benefits for loss carryforwards and certain temporary differences for which tax benefits have not previously been recorded. The likelihood of realizing the tax benefits related to a potential deferred tax asset is evaluated, and a valuation allowance is recognized to reduce that deferred tax asset to an amount that more likely than not will be realized. Effective October 1, 1998, the Company elected to change its tax status to become an S Corporation (note 8).

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

     (i) Marketable Securities and Trust Accounts

     Marketable securities represent primarily investments in fixed income securities of federal government entities which are considered as available for sale securities and are recorded at market value using the closing price as quoted on a national securities exchange. The available for sale securities mature at various dates from October 1999 to July 2009. Unrealized gains and losses, which occur when the cost basis differs from the fair value, are included as a separate component of stockholder's equity, in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. During fiscal 1999, $1.3 million of available for sale securities were sold for proceeds of $1.3 million. During fiscal 1998, $5.1 million of available for sale securities were sold for proceeds of $5.2 million. The cost of securities sold is based on the specific identification method. The gross unrealized holding gains and gross unrealized holding losses for available for sale securities at September 30, 1999 were $0.1 million and $0.3 million, respectively, and at September 30, 1998 were $0.4 million and $0.1 million, respectively.

     The Company has established restricted and unrestricted trust accounts principally in connection with financial assurance for closure and post-closure liabilities related to landfill operations, financial assurance for the initiation and completion of corrective action and liabilities to third parties for bodily injury/property damage. Amounts are principally invested in fixed income securities of federal government entities with maturities from two to ten years. The Company considers certain of its trust accounts to be held to maturity and, consequently, has stated these investments at amortized cost in accordance with SFAS No. 115. To the extent that the Company expects the closure/post-closure cash requirements to change, it will periodically modify the maturity profiles of such investments. The remainder of all trust accounts are considered available for sale. During fiscal 1999, $0.1 million of held to maturity securities were sold for proceeds of $0.1 million. During fiscal 1998, $10.0 million of held to maturity securities were sold for $10.2 million, which was reinvested in similar fixed income securities with maturities more closely aligned with current landfill closure projections. The gross unrealized holding gains and gross unrealized holding losses for held to maturity securities at September 30, 1999 were $0.1 million and $0.1 million, respectively, and at September 30, 1998 were $0.2 million and $0.3 million, respectively.

     The maturity dates for the Company's investments are as follows (in millions):

                                   AVAILABLE    HELD TO
          MATURITY DATE            FOR SALE     MATURITY    COMBINED
          -------------            ---------    --------    --------
9/30/1999 - Cash equivalents.....    $ 0.4         0.3         0.7
10/1/1999 - 9/30/2004............     14.6        21.8        36.4
10/1/2004 - 9/30/2009............      4.5         0.7         5.2
                                     -----        ----        ----
          Total..................    $19.5        22.8        42.3
                                     =====        ====        ====

                  NORCAL WASTE SYSTEMS, INC. AND SUBSIDIARIES
                (WHOLLY OWNED BY THE NORCAL WASTE SYSTEMS, INC.
                    EMPLOYEE STOCK OWNERSHIP PLAN AND TRUST)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

     (j) Stock Options

     In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123 establishes accounting and reporting standards for stock-based compensation plans. This Statement allows companies to choose between the "fair value based method of accounting" as defined in this Statement and the "intrinsic value based method of accounting" as prescribed by Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees. The Company has elected to remain with the accounting requirements under APB 25. The pro forma disclosures of net income required by SFAS No. 123, as if the fair value based method of accounting had been applied, are included in note 9.

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

     On October 14, 1998, the Company completed the acquisition of a waste collection company in the Los Angeles metropolitan area. The Company paid $2.2 million in cash, assumed liabilities of $0.2 million and issued two convertible notes with face values of $1.0 million each repayable over 5 years at 5.5% interest. The combined notes were discounted to $1.8 million to yield an imputed interest rate of 8.5%. In November 1998, the Company acquired certain assets of two waste collection companies in the Los Angeles metropolitan area for $7.6 million, primarily in cash.

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

                                                               1999      1998
                                                              -------   ------
                                                               (IN THOUSANDS)
Franchises and contracts....................................  $ 8,697    9,705
Operating permit rights.....................................   56,115   58,151
Excess of cost over net assets of businesses acquired.......   14,405    5,160
                                                              -------   ------
                                                              $79,217   73,016
                                                              =======   ======

(5) INVESTMENTS IN UNCONSOLIDATED AFFILIATES

     The investments in unconsolidated affiliates are included in other assets in the accompanying consolidated balance sheets. The Company's equity in earnings of unconsolidated affiliates included in other income in the consolidated statements of income, was $0.6 million, $0.4 million and $0.2 million for the years ended 1999, 1998 and 1997, respectively.

(6) LONG-TERM DEBT

     Long-term debt at September 30, 1999 and 1998 is summarized as follows:

                                                                1999      1998
                                                              --------   -------
                                                                (IN THOUSANDS)
Series B 12.5% Senior Notes, due 2005.......................  $171,374   171,004
Note payable for business acquired, due in monthly
installments through 2016, interest imputed at 8.75%........     1,584     1,622
Convertible notes payable for business acquired, due in
  eight quarterly installments beginning December 2001,
  interest imputed at 8.5%..................................     1,838        --
Notes payable to former shareholders, due in monthly
  installments through 2017, interest at 6% to 8.5%.........       676       734
Other notes.................................................       913     1,057
                                                              --------   -------
     Total debt.............................................   176,385   174,417
     Less current portion...................................       383       337
                                                              --------   -------
     Long-term debt.........................................  $176,002   174,080
                                                              ========   =======

     On November 21, 1995, the Company completed a private debt offering, (the Refinancing) of $175.0 million in Series A Senior Notes. The Series A Senior Notes were to mature in November 2005 with interest payable semi-annually. The Series A Senior Notes were redeemable at the option of the Company, in whole or in part, at any time during or after November 2000. Prior to this date, the Series A Senior Notes were partially redeemable in the event of a public offering, or would have been required to be redeemed in the event of a change in control of the Company. The Series A Senior Notes were unsecured and ranked pari passu in right of payment to all existing and future senior indebtedness of the Company. The Series A Senior Notes were guaranteed on a senior unsecured basis by the Company's wholly-owned subsidiaries. The Indenture governing the Series A Senior Notes contained provisions which, among other things, (i) limited the Company's and its subsidiaries' ability to declare or pay dividends or other distributions (other than dividends or distributions payable to Norcal or any wholly owned subsidiary of Norcal), (ii) limited the purchase, redemption or retirement of capital stock and (iii) limited the incurrence of additional debt. In September 1996, the Company completed the exchange of all of its outstanding Series A Senior Notes for Series B Senior Notes

                  NORCAL WASTE SYSTEMS, INC. AND SUBSIDIARIES
                (WHOLLY OWNED BY THE NORCAL WASTE SYSTEMS, INC.
                    EMPLOYEE STOCK OWNERSHIP PLAN AND TRUST)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Senior Notes) with an identical principal balance and terms. The exchange was completed under the Securities Act of 1933. The interest rate on the Senior Notes at September 30, 1999 was 13.5%. The interest rate reverts back to 12.5% if Norcal (in one or more transactions) offers to purchase at 110% (whether or not any actual purchases are made) or redeems an aggregate of $25.0 million in principal amount of Senior Notes out of the proceeds of equity sales.

     Commencing November 15, 2000, the Senior Notes are redeemable in whole or in part at the Company's option, upon not less than 30 nor more than 60 days' notice. Any such voluntary redemptions by the Company through November 14, 2003 will include a redemption premium payment that declines annually over such period. For any redemptions made by the Company during the period commencing November 15, 2000 through November 14, 2001, the redemption price, expressed as a percentage of the principal amount of Senior Notes redeemed, is 106.25%, plus accrued and unpaid interest to the applicable redemption date.

     The Company received net proceeds from the private debt offering of $170.2 million (after original issuance discount of $4.8 million). Deferred financing costs at September 30, 1999 include commissions and other costs related to the offering and the new credit agreement (see below) and are being amortized over the life of the Senior Notes and the new credit agreement. The Company used the proceeds from the Series A Senior Notes, proceeds from the liquidation of indemnification trusts and cash balances to repay $94.0 million of long-term debt, $2.2 million of capital leases, redeem and cancel subordinated notes for $73.4 million and settle litigation for $3.6 million. The recorded value and associated accrued interest of the subordinated notes that the Company redeemed was $103.3 million. The Company recognized an extraordinary gain in 1996 of $31.4 million in connection with the redemption.

     Total debt outstanding at September 30, 1999, matures as follows: 2000, $0.4 million; 2001, $0.3 million; 2002, $1.6 million; 2003, $1.2 million; 2004,
$0.1 million; and thereafter, $172.8 million, net of unamortized discount of $3.6 million. Included in accrued expenses at September 30, 1999 and 1998 is accrued interest amounting to $9.0 million for both years.

     Concurrent with the private debt offering, the Company entered into a new Credit Agreement with a group of lenders and the First National Bank of Boston as Agent. The agreement, which expires on November 21, 2000, established a revolving credit facility in an amount currently of up to $90 million, up to $25 million of which can be used for letters of credit. Substantially all of the assets of the Company and its wholly owned subsidiaries are pledged to secure the obligations of the Company and such subsidiaries. Subsidiaries of the Company have guaranteed the debt under the Credit Agreement on a joint and several basis (note 16). The Credit Agreement provides for certain positive and negative covenants including restrictions on indebtedness, investments, and distributions among others, and financial covenants including leverage ratio, interest coverage ratio, consolidated net worth, and debt service ratio. The credit facility may be reduced by $2.5 million each quarter beginning with the quarter ending December 31, 1998 until the maturity date. There are no compensating balance requirements or any informal arrangements in connection with any of the loans. The Company must pay to the lenders a commitment fee on the daily average amount of the unused credit commitment at an annual rate per annum equal to 0.05%, plus an amount equal to 2.25% of the face amount of each letter of credit. Except as set forth below, there were no borrowings outstanding under the Credit Agreement at September 30, 1999.

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

     At September 30, 1999, the Company had utilized $2.3 million of the credit facility provided by the Credit Agreement for the letters of credit and had availability under the Credit Agreement of approximately $52.9 million, with an additional $22.7 million available for letters of credit. Changes in availability under the Credit Agreement are a function of changes in operating results, among other things.

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

                                                            1999       1998
                                                           -------    -------
                                                             (IN THOUSANDS)
Vehicles and equipment...................................  $ 6,535      6,535
Less accumulated amortization............................   (5,854)    (4,711)
                                                           -------    -------
                                                           $   681      1,824
                                                           =======    =======

     Future minimum lease payments under noncancelable operating leases and the present value of future minimum capital lease payments at September 30, 1999 are as follows:

                                                           CAPITAL    OPERATING
                                                           LEASES      LEASES
                                                           -------    ---------
                                                              (IN THOUSANDS)
Year ending September 30:
2000.....................................................   $ 660        3,918
  2001...................................................     247        3,421
  2002...................................................      54        2,880
  2003...................................................      --        2,385
  2004...................................................      --        2,080
  Thereafter.............................................      --       20,433
                                                            -----      -------
          Total minimum lease payments...................     961       35,117
                                                                       =======
  Less amount representing interest......................     (94)
                                                            -----
  Present value of minimum lease payments................     867
  Less current portion...................................    (582)
                                                            -----
                                                            $ 285
                                                            =====

     Rental expense charged to operations under all operating leases was approximately $4.8 million, $4.6 million and $4.4 million for the years ended 1999, 1998, and 1997, respectively, including amounts under short-term rental agreements.

                  NORCAL WASTE SYSTEMS, INC. AND SUBSIDIARIES
                (WHOLLY OWNED BY THE NORCAL WASTE SYSTEMS, INC.
                    EMPLOYEE STOCK OWNERSHIP PLAN AND TRUST)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(8) INCOME TAXES

     Income tax expense (benefit) for the fiscal years ended September 30 is as follows:

                                                     1999     1998     1997
                                                     -----    ----    ------
                                                         (IN THOUSANDS)
Current:
Federal............................................  $ (13)    465     1,635
  State............................................    211     297       665
                                                     -----    ----    ------
                                                       198     762     2,300
                                                     -----    ----    ------
Deferred:
  Federal..........................................    371    (465)   (1,635)
  State............................................   (238)   (297)     (665)
                                                     -----    ----    ------
                                                       133    (762)   (2,300)
                                                     -----    ----    ------
                                                     $ 331      --        --
                                                     =====    ====    ======

     Total income tax expense differed from the amount computed by applying the federal statutory income tax rate of 35% to income as a result of the following:

                                                      1999     1998     1997
                                                      -----    -----    -----
Federal statutory tax rate..........................   35.0%    35.0%    35.0%
State taxes, net of federal benefit.................    2.2      6.0      6.0
S Corporation tax rate benefit......................  (13.0)      --       --
Change in valuation allowance.......................  (21.4)   (55.3)   (58.1)
Amortization of nondeductible intangibles...........    0.2      9.6     14.4
Other...............................................   (1.1)     4.7      2.7
                                                      -----    -----    -----
Income tax expense..................................    1.9%     0.0%     0.0%
                                                      =====    =====    =====

     The deferred tax liability at September 30, 1999 and 1998 primarily relates to financial statement carrying amounts in excess of the tax basis in certain land investments that will not be disposed of in

                  NORCAL WASTE SYSTEMS, INC. AND SUBSIDIARIES
                (WHOLLY OWNED BY THE NORCAL WASTE SYSTEMS, INC.
                    EMPLOYEE STOCK OWNERSHIP PLAN AND TRUST)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

the foreseeable future. The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at September 30 are summarized below:

                                                               1999       1998
                                                              -------    ------
                                                               (IN THOUSANDS)
Deferred tax assets:
Alternative minimum tax credit forward......................  $ 3,257     4,378
  Accrued liabilities.......................................      119     1,595
  Post retirement benefit obligations.......................      460    12,101
  ESOP expense, including accrued interest, in excess of
     cash contributions.....................................      221     6,133
  Insurance reserves........................................    4,779     6,747
  Net operating loss........................................    2,226        --
  Vacation accrual..........................................      111     1,507
  Pensions..................................................       77     1,082
  Bad debts.................................................      594       865
  Other.....................................................      124       831
                                                              -------    ------
                                                               11,968    35,239
Less: Valuation allowance...................................   10,129    13,799
                                                              -------    ------
          Net deferred tax assets...........................  $ 1,839    21,440
                                                              =======    ======
Deferred tax liabilities:
  Property and equipment, basis and depreciation
     differences............................................  $ 5,632    23,408
  Franchises, permits and other intangibles.................      153     1,749
  Landfill closure reserves.................................    2,450     1,415
  ESOP contributions in excess of accrued expenses,
     including interest.....................................      454        --
  Marketable securities.....................................       --       127
                                                              -------    ------
          Gross deferred tax liabilities....................    8,689    26,699
                                                              -------    ------
          Net deferred tax liabilities......................  $ 6,850     5,259
                                                              =======    ======

     The total valuation allowance decreased for the years ended September 30, 1999 and 1998 by $3.7 million and $5.2 million, respectively.

     The Internal Revenue Service (the Service) has completed examinations of the Company's income tax returns for the fiscal years ended September 30, 1988 through September 30, 1991 and the fiscal years ended September 30, 1992 through September 30, 1994. The Service has begun an examination of the Company's income tax returns for the fiscal years ended September 30, 1995 through September 30, 1997. The California Franchise Tax Board is examining the Company's state income tax returns for the fiscal years ended September 30, 1993 through 1997.

     It is the Company's opinion that the matters relating to these examinations are adequately provided for or that the resolution of such matters will not have a material adverse impact on the financial condition of the Company; however, there can be no assurance that the impact of such matters on its results of operations or cash flows for any given reporting period will not be material.

     The Company elected to become an S Corporation effective October 1, 1998 and to treat a number of its subsidiaries as divisions for income tax purposes. Under S Corporation rules, taxable income and losses are passed through to the ESOP, the Company's sole shareholder, which is exempt from income tax.

                  NORCAL WASTE SYSTEMS, INC. AND SUBSIDIARIES
                (WHOLLY OWNED BY THE NORCAL WASTE SYSTEMS, INC.
                    EMPLOYEE STOCK OWNERSHIP PLAN AND TRUST)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

     The Company will still be subject to certain taxes as an S Corporation, including a minimum state franchise tax of 1.5% and federal and California built-in gains tax (set at the corporate tax rate) on sales of certain built-in gain assets (such as real estate and securities). In addition, for subsidiaries of the Company that did not elect to become Qualified Subchapter S Subsidiaries and treated as a division of the Company, deferred taxes will continue to be maintained for existing corporate level tax liabilities.

     Deferred tax assets and liabilities are eliminated when a taxable enterprise becomes a non-taxable enterprise and the effect of recognizing or eliminating deferred tax assets or liabilities is charged or credited to income tax expense in income from continuing operations. However, corporations that elect S Corporation status generally are subject to tax under built-in gains provisions as previously discussed and thus would be required to continue to recognize deferred taxes associated with built-in gains and the California 1.5% franchise tax. At September 30, 1999, the Company provided deferred taxes associated with anticipated built-in gains.

(9) STOCKHOLDER'S EQUITY

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

                  NORCAL WASTE SYSTEMS, INC. AND SUBSIDIARIES
                (WHOLLY OWNED BY THE NORCAL WASTE SYSTEMS, INC.
                    EMPLOYEE STOCK OWNERSHIP PLAN AND TRUST)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

     The following table sets out specific details of the respective stock option plans and status as of September 30, 1999, 1998 and 1997:

                                                                                                 1996
                                                                                                 NON-
                                                                1996             1996          EMPLOYEE
                                                             EXECUTIVE         EMPLOYEE        DIRECTOR
                                             1990 STOCK        STOCK            STOCK        STOCK OPTION
            SHARES UNDER OPTION              OPTION PLAN   INCENTIVE PLAN   INCENTIVE PLAN       PLAN
            -------------------              -----------   --------------   --------------   ------------
Outstanding at September 30, 1997..........     228,000        990,000          965,000        105,000
                                              =========      =========        =========        =======
Granted....................................          --             --          487,500             --
     Canceled..............................      (2,000)            --          (46,000)            --
                                              ---------      ---------        ---------        -------
Outstanding at September 30, 1998..........     226,000        990,000        1,406,500        105,000
                                              =========      =========        =========        =======
Options available to grant at September 30,
  1998.....................................   2,774,000      1,897,500        2,216,250(a)      70,000
                                              =========      =========        =========        =======
     Granted...............................          --             --           80,000             --
     Canceled..............................     (38,000)            --         (278,500)            --
                                              ---------      ---------        ---------        -------
Outstanding at September 30, 1999..........     188,000        990,000        1,208,000        105,000
                                              =========      =========        =========        =======
Options available to grant at September 30,
  1999.....................................   2,812,000      1,897,500        2,414,750(a)      70,000
                                              =========      =========        =========        =======

---------------
(a) To the extent shares are granted under the 1990 Stock Option Plan, the 1996 Executive Stock Incentive Plan, the Deferred Compensation and Stock Option Plan (defined below) or the 1996 Non-Employee Director Stock Option Plan, the number of shares available under the 1996 Employee Stock Incentive Plan is reduced by a corresponding amount.

                                                                                                 1996
                                                                                 1996            NON-
                                                                1996           EMPLOYEE        EMPLOYEE
                                                             EXECUTIVE          STOCK          DIRECTOR
                                             1990 STOCK        STOCK          INCENTIVE      STOCK OPTION
            SHARES UNDER OPTION              OPTION PLAN   INCENTIVE PLAN        PLAN            PLAN
            -------------------              -----------   --------------   --------------   ------------
Average option price:
  September 30, 1998.......................   $   7.04            5.21             5.22            4.89
  September 30, 1999.......................       7.04            5.21             5.24            4.89
Options exercisable:
  At September 30, 1997....................    228,000         202,000           98,500          35,000
  At September 30, 1998....................    226,000         436,000          291,500          70,000
  At September 30, 1999....................    188,000         702,000          511,800         105,000

     In addition to the plans summarized above, the Company has granted a nonqualified stock option pursuant to a plan (the Deferred Compensation and Stock Option Plan) to a former officer to purchase up to 300,000 shares of common stock at an exercise price of $4.89 per share. At September 30, 1999, 300,000 shares were vested.

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

                                                   YEAR ENDED SEPTEMBER 30,
                                                  ---------------------------
                                                   1999       1998      1997
                                                  -------    ------    ------
                                                        (IN THOUSANDS)
As reported.....................................  $17,556     9,461     6,526
Pro forma.......................................   16,866     9,387     6,202

     Pro forma net income has been computed using the Black-Scholes option pricing model and the following assumptions:

                                      EXPECTED
                                      DIVIDEND      RISK-FREE                    VESTING
                        FAIR VALUE     YIELD      INTEREST RATE    VOLATILITY    PERIOD
                        ----------    --------    -------------    ----------    -------
1999..................    $6.05         0.0%          6.00%           0.1%       4 years
1998..................     6.26         0.0%          5.88%           0.1%       4 years
1997..................     5.59         0.0%          6.18%           0.1%       4 years

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

     The ESOP will obtain funds to repay the Company loans, including interest, primarily through the receipt of tax deductible contributions made by the Company. For financial statement purposes, the Company's future scheduled contribution to the ESOP, as described below, is reflected as a reduction of stockholder's equity.

     The ESOP covers most of the employees of the Company and is noncontributory. The benefits are based on the employee's account balance which is a function of contributions, forfeitures, income and appreciation or depreciation in the value of assets allocated to the accounts based on years of service and compensation.

     In connection with the Refinancing (note 6) the ESOP's indebtedness reflects, among other things, Norcal's funding of the ESOP's retirement of the ESOP Notes, repayment of all amounts owed under the Old Credit Agreement, and incurrence of new indebtedness by the Company pursuant to the Refinancing. At September 30, 1999, the outstanding principal balance owed to Norcal was $38.6 million. The ESOP and Norcal entered into a Fourth Amended and Restated ESOP Loan Agreement, (the ESOP Agreement), effective as of October 1, 1995, whereby the ESOP will repay such outstanding indebtedness, plus unpaid accrued interest at the rate of 7.0% per annum, in installments of approximately $9.8 million each as of September 30 of each year, beginning in 1996. In addition, the ESOP will prepay such outstanding indebtedness, without penalty, to the extent that Norcal makes contributions to the ESOP for the purpose of making such prepayments subject to certain limitations.

                  NORCAL WASTE SYSTEMS, INC. AND SUBSIDIARIES
                (WHOLLY OWNED BY THE NORCAL WASTE SYSTEMS, INC.
                    EMPLOYEE STOCK OWNERSHIP PLAN AND TRUST)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The Company made an additional contribution of $10.2 million in 1998 to the ESOP which amount has been applied as a prepayment of the loans from the Company to the ESOP. During 1999, the Company and the ESOP amended the ESOP Agreement to allow the ESOP to pay interest only during the period the Company remained an S Corporation, provided that the entire principal balance was still repaid by fiscal year 2008, the final due date of the ESOP Agreement.

     The scheduled contribution to the ESOP presented in the accompanying balance sheets as a reduction in equity represents the aggregate principal amounts which the Company has scheduled to contribute to the ESOP in future years attributable to the original loans and is summarized as follows:

                                                                1999       1998
                                                              --------    -------
                                                                (IN THOUSANDS)
Loans from the Company to the ESOP..........................  $ 38,631     38,631
                                                              --------    -------
          Total scheduled contribution to the ESOP..........    38,631     38,631
ESOP compensation expense recognized in excess of Company
  contributions.............................................   (16,013)   (15,052)
                                                              --------    -------
          Net scheduled contribution to the ESOP............  $ 22,618     23,579
                                                              ========    =======

     Following is a summary of shares as of September 30:

                                                            1999      1998      1997
                                                           ------    ------    ------
                                                                 (IN THOUSANDS)
Allocated................................................  20,373    18,278    16,412
Committed to be released.................................     153     2,095     1,866
Unallocated..............................................   3,609     3,762     5,857
                                                           ------    ------    ------
                                                           24,135    24,135    24,135
                                                           ======    ======    ======

     The Company has an obligation to make cash contributions to the ESOP or to repurchase shares from participants as described below. The cash contributions made for purposes of funding ESOP benefit payments were $2.2 million, $2.0 million and $1.7 million for the years ended September 30, 1999, 1998, and 1997, respectively. The amount of the repurchase obligation will increase significantly in the future as the Company's workforce ages and retires, as additional shares are allocated to participants, if eligible participants elect to receive in-service withdrawals and if the value of common stock increases. The fair value of the shares as established by the ESOP Administrative Committee based on the valuation of independent appraisers was $6.05 and $6.26 as of September 30, 1999 and 1998, respectively.

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

(10) EMPLOYEE BENEFIT PLANS

     Effective October 1, 1998, the Company adopted SFAS No. 132, Employers' Disclosures about Pensions and Other Postretirement Benefits. Information for prior years has been restated to conform to the requirements of this statement.

     The Company has two noncontributory funded defined benefit pension plans covering a portion of their employees. Benefits are based on a formula which includes years of service and average compensation. Nonparticipating employees generally are covered under one of several multi-employer union plans to which the Company contributes.

     It is the Company's current policy to contribute at least the minimum statutory amounts. Actual contributions to the pension plans were $5.1 million, $4.0 million and $3.1 million during 1999, 1998 and 1997, respectively.

     Certain of the Company's union employees are participants in multi-employer union defined benefit pension plans. Pension cost charged to expense under these plans for the years ended September 30, 1999, 1998, and 1997, was $2.0 million, $1.7 million and $1.5 million, respectively. The Company's portion of the actuarially computed value of the vested and nonvested benefits of the plans and the net assets of the pension funds have not been determined.

     Assets of the pension plans include marketable equity securities, money market funds, U.S. government obligations, fixed income securities and other investments.

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

     The Company recognizes postretirement medical benefits in the financial statements over the term of the affected employee's service with the Company as required by SFAS No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions. The postretirement medical benefit plan is unfunded.

                  NORCAL WASTE SYSTEMS, INC. AND SUBSIDIARIES
                (WHOLLY OWNED BY THE NORCAL WASTE SYSTEMS, INC.
                    EMPLOYEE STOCK OWNERSHIP PLAN AND TRUST)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

     The following table summarizes the balance sheet impact, as well as the benefit obligations, assets, funded status, periodic benefit costs and rate assumptions associated with the Company's pension and postretirement medical benefit plans.

                                                                              POSTRETIREMENT
                                                      PENSION BENEFITS           BENEFITS
                                                     -------------------    ------------------
                                                       1999       1998       1999       1998
                                                     --------    -------    -------    -------
                                                             )                   (IN THOUSANDS
PENSION AND POSTRETIREMENT BENEFITS
Reconciliation of benefit obligation
Obligation at October 1..........................    $119,596    103,408     28,148     28,070
Service cost.....................................       4,016      3,242        525        626
Interest cost....................................       7,982      7,513      1,797      1,963
Actuarial (gain) loss............................     (10,443)    10,390     (1,413)    (1,168)
Benefit payments.................................      (5,211)    (4,957)    (1,253)    (1,343)
                                                     --------    -------    -------    -------
Obligation at September 30.......................    $115,940    119,596     27,804     28,148
                                                     ========    =======    =======    =======
Reconciliation of fair value of plan assets
Fair value of plan assets at October 1...........    $ 93,949     92,374         --         --
Actual return on plan assets.....................      10,476      2,580         --         --
Employer contributions...........................       5,117      3,952      1,253      1,343
Benefit payments.................................      (5,211)    (4,957)    (1,253)    (1,343)
                                                     --------    -------    -------    -------
Fair value of plan assets at September 30........    $104,331     93,949         --         --
                                                     ========    =======    =======    =======
Funded status
Funded status at October 1.......................    $(11,609)   (25,646)   (27,804)   (28,148)
Unrecognized (gain) loss.........................       8,578     22,802    (11,744)   (10,866)
Unrecognized prior-service cost..................       3,555      3,829      4,028      4,070
                                                     --------    -------    -------    -------
Net amount recognized............................    $    524        985    (35,520)   (34,944)
                                                     ========    =======    =======    =======
Accumulated benefit obligation...................    $ 95,148     97,344     27,804     28,148
STATEMENT OF FINANCIAL POSITION
Prepaid benefit cost.............................    $  3,667         --         --         --
Accrued benefit liability........................      (3,143)    (5,616)   (35,520)   (34,944)
Intangible asset.................................          --      2,734         --         --
Accumulated other comprehensive income, net of
  tax benefit....................................          --      2,298         --         --
Tax benefit......................................          --      1,569         --         --
                                                     --------    -------    -------    -------
Net amount recognized............................    $    524        985    (35,520)   (34,944)
                                                     ========    =======    =======    =======

                  NORCAL WASTE SYSTEMS, INC. AND SUBSIDIARIES
                (WHOLLY OWNED BY THE NORCAL WASTE SYSTEMS, INC.
                    EMPLOYEE STOCK OWNERSHIP PLAN AND TRUST)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                                  PENSION BENEFITS        POSTRETIREMENT BENEFITS
                                              -------------------------   ------------------------
                                               1999      1998     1997     1999     1998     1997
                                              -------   ------   ------   ------   ------   ------
                                                                 (IN THOUSANDS)
COMPONENTS OF NET PERIODIC BENEFIT COST
Service cost................................  $ 4,016    3,242    2,637     525      626      163
Interest cost...............................    7,982    7,513    7,198   1,797    1,963    1,753
Expected return on plan assets..............   (7,932)  (6,993)  (6,438)     --       --       --
Amortization of prior-service cost..........      284      283      123      42       42     (234)
Amortization of net (gain) loss.............    1,227      864      705    (536)    (500)    (722)
                                              -------   ------   ------   -----    -----    -----
Net periodic benefit cost...................  $ 5,577    4,909    4,225   1,828    2,131      960
                                              =======   ======   ======   =====    =====    =====
WEIGHTED-AVERAGE ASSUMPTIONS
Discount rate...............................     7.50%    6.75%    7.50%   7.50%    6.75%    7.50%
Expected return on assets...................     9.00%    9.00%    9.00%    N/A      N/A      N/A
Rate of compensation increase...............     5.00%    5.00%    5.00%   5.00%    5.00%    5.00%

     The Company expects its health care cost trend for postretirement benefits to decrease from 8.0% in 2000 to 5.5% in 2005, after which the rate is expected to stabilize. A one percentage point change in the assumed health care cost trend rate would have the following effects:

                                                      (IN THOUSANDS)
                                                      --------------
Effect of 1% increase in trends:
  Effect on service cost plus interest cost.........     $   386
  Effect on postretirement benefit obligation.......       4,263
Effect of 1% decrease in trends:
  Effect on service cost plus interest cost.........        (316)
  Effect on postretirement benefit obligation.......      (3,558)

     In addition, the Company sponsors an unfunded deferred compensation and stock option plan for one of its former executives. The accumulated benefit obligation and projected benefit obligation for this plan were $342,000 and $301,000 as of September 30, 1999 and 1998, respectively. The unfunded amount for this plan as of September 30, 1999 is included in accrued payroll and other benefits in the Consolidated Balance Sheet. The Company recorded an additional minimum pension liability for this plan of $62,000 as of September 30, 1998. After recognizing an intangible asset related to the net transition obligation, the reduction to stockholders' equity at September 30, 1998 totaled $18,000, net of tax benefit of $13,000.

     The Company is currently in a dispute with one of its unions with respect to an increase in pension benefits. If the union were to prevail the Company estimates that the accumulated benefit obligation would increase by an additional $8.2 million as of September 30, 1999 (note 12).

(11)LANDFILL CLOSURE, POST-CLOSURE LIABILITIES, ENVIRONMENTAL LIABILITIES, TRUST ACCOUNTS, COMMITMENTS AND FUNDING

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

     At September 30, 1999 and 1998, the Company has recorded closure and post-closure liabilities on its owned landfills of approximately $25.9 million and $25.3 million, respectively, based on the total estimated closure costs and post-closure maintenance and monitoring at each date, in current dollars, and the percentage of estimated landfill capacity remaining. The current portion of landfill closure liability at September 30, 1999 and 1998, amounting to approximately $0.5 million and $0.9 million, respectively, is included in accrued expenses and is determined by the amount of required funding of various trust funds in accordance with various jurisdictional requirements along with the estimate of closure/post-closure work to be performed in the next year. Amounts (credited) charged to operating expenses for landfill closure in 1999, 1998 and 1997, net of interest income earned on related trust accounts, were approximately $(0.4) million, $(0.4) million and $0.2 million, respectively. Included in each year's expense are amounts that represent the effects of changes in cost and capacity estimates that are being recognized over the remaining life of each site. At September 30, 1999 and 1998, the future closure and post-closure obligation remaining to be recognized over the remaining lives of the applicable landfills is estimated to be approximately $27.0 million and $29.3 million, respectively. While the Company believes its estimates of closure and post-closure costs are reasonable, such amounts are based upon current laws, technology and information available on the properties. Accordingly, the Company's estimates may be subject to substantial upward revision.

     In accordance with State of California legislation, and other governmental jurisdictions, the Company has established restricted and unrestricted trust funds for each owned landfill which are funded annually in amounts designed to provide the resources to accomplish closure and post-closure maintenance and monitoring. The estimated funding requirements are $0.5 million for 2000 and approximately $2.8 million due over the subsequent 5 year period based upon volume used at the landfill and regulatory requirements. At September 30, 1999 and 1998, $25.0 million and $25.4 million, respectively, have been deposited in restricted and unrestricted trust accounts for this purpose. In addition, at September 30, 1999, the Company had deposited $2.1 million in a trust fund maintained by Humboldt County which is included in other assets. Withdrawals of funds from certain restricted trust accounts may require approval of regulatory agencies. In addition to establishing trust funds, the

                  NORCAL WASTE SYSTEMS, INC. AND SUBSIDIARIES
                (WHOLLY OWNED BY THE NORCAL WASTE SYSTEMS, INC.
                    EMPLOYEE STOCK OWNERSHIP PLAN AND TRUST)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Company also provides financial assurance for one of its landfills through the issuance of a bond for $1.1 million.

     In addition, in accordance with State of California legislation, the Company is required to provide financial assurance for the initiation and completion of corrective action for potential releases of contaminants from its landfills. The Company has on deposit $2.1 million in trust funds as of September 30, 1999 and estimates that future contributions to trust funds of approximately $5.6 million over the remaining lives of the respective landfills will be required to satisfy these obligations. In the event of a release prior to full funding, the Company may be required to pay for the corrective action or to accelerate funding of the trust funds.

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

     California landfill operators must demonstrate financial assurance to compensate third parties for bodily injury and property damage arising out of landfill operations. Under the method adopted by the Company, the regulations require funding of $1.0 million per landfill to a maximum of $5.0 million Company-wide. To satisfy this requirement the Company has established financial assurance mechanisms for each landfill. As of September 30, 1999, the Company has approximately $3.4 million in three separate trust funds and has secured an insurance policy for the other landfill.

     In July 1999, the Company and Humboldt Waste Management Authority (HWMA) entered into an agreement in principal concerning the Cummings Road Landfill and the Company's Eureka Transfer Station. In November 1999, the Company entered into an agreement with HWMA, pursuant to which the Company would transfer to HWMA ownership of such properties as well as certain operating equipment. As part of the agreement, the Company would receive certain cash payments totaling $4.2 million from the HWMA and HWMA would assume certain closure/post-closure, corrective action and operational responsibilities with respect to the Cummings Road Landfill. The Company would retain liability for its operation of the landfill prior to the closing of the transaction and for any defect in corrective action work performed by the Company at the landfill prior to the closing of the transaction. Under the agreement, the Company would also transfer to HWMA its interest in the closure/post-closure and corrective action trust funds relating to the landfill. The consummation of the agreement is subject to several closing conditions. Provided such conditions are met or waived, the closing is expected to occur before January 15, 2000.

(12) COMMITMENTS AND CONTINGENCIES

     The Company has arranged stand-by letters of credit with various expiration dates totaling $2.3 million and $2.1 million at September 30, 1999 and 1998, respectively. These letters of credit are provided primarily to secure insurance and self-insurance obligations and for bond requirements. As of September 30, 1999, the Company has $22.7 million in stand-by letters of credit availability.

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

                  NORCAL WASTE SYSTEMS, INC. AND SUBSIDIARIES
                (WHOLLY OWNED BY THE NORCAL WASTE SYSTEMS, INC.
                    EMPLOYEE STOCK OWNERSHIP PLAN AND TRUST)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Adjustments to the reserve are charged or credited to expense in the periods in which they are determined to be necessary. At September 30, 1999 and 1998, the Company's accrued liability for self-insured claims was approximately $18.0 million and $17.3 million, respectively. The current portion of self-insured claims at September 30, 1999 and 1998, amounting to approximately $6.9 million and $8.1 million, respectively, is included in accrued expenses.

     At September 30, 1999, the Company and the other unrelated investors were jointly and severally liable as guarantors of affiliates' (note 5) indebtedness totaling $0.2 million.

     On April 24, 1997, employees represented by the Sanitary Truck Drivers and Helpers Union Local 350 International Brotherhood of Teamsters (Local 350) initiated a strike against certain San Francisco operations of the Company. The strike was resolved on April 26, 1997 when Local 350 voted to accept a five-year contract. A provision of the new contract related to an increase in pension benefits. The Company believes that it was agreed that the increase to certain pension benefits was to be prospective. Subsequently, Local 350 asserted that it understood the increase to be retroactive. The Company has served upon Local 350 a demand to arbitrate this dispute under the terms of the collective bargaining agreement between the parties. Representatives of the Company and Local 350 have entered into a Memorandum of Understating (the Memorandum), which provides that the parties will suspend the arbitration and that when the Company files its next rate application with the San Francisco Department of Public Works, which application may be filed at such time as the Company reasonably determines is appropriate, such application will include a request for sufficient money to cover the funding of costs of the pension benefit increases requested by Local 350 (the Local 350 Amounts). The Memorandum further provides that, if the Company's rate applications are granted and become effective, including the Local 350 Amounts, the arbitration will be terminated with prejudice; but if such request is denied, in whole or in part, for any reason and the Company does not put into effect the pension increases requested by Local 350, either party may reinstate the arbitration. The Company has not determined when it will submit a rate application.

     If either party was to reinstate the arbitration and if Local 350 was to prevail in the arbitration discussed above or if the Company is successful in obtaining funding for the Local 350 amounts, the Company estimates that the accumulated benefit obligation (ABO) as of September 30, 1999 would increase by an additional $8.2 million and reduce stockholder's equity by $1.8 million. In addition, if the increased pension benefits are provided, the Company's estimated incremental increase in its annual expense for employee benefits would be approximately $3.1 million for pension and medical costs. Such incremental increase in expense would be mostly offset by higher revenue if the Company is successful in obtaining increased rates to cover the additional funding. The above estimates are based on a discount rate of 7.5%. The discount rate applied under generally accepted accounting principles (GAAP) fluctuates with market conditions. A change in the discount rate can result in significant adjustments to the ABO.

(13) LITIGATION

     The Company and the ESOP were defendants in litigation brought by certain previous noteholders of the ESOP against them and, among others, certain financial institutions as to which the Company and/or the ESOP have certain indemnification obligations. In 1995, the litigation was settled, except for continuing claims by the noteholders against one of those financial institutions. That institution has claimed, among other things, that the Company and the ESOP have continuing indemnity obligations to it in connection with the litigation. The Court has rejected those claims, and ultimately entered judgment in favor of Norcal and the ESOP in connection with the claims of the financial institution.

                  NORCAL WASTE SYSTEMS, INC. AND SUBSIDIARIES
                (WHOLLY OWNED BY THE NORCAL WASTE SYSTEMS, INC.
                    EMPLOYEE STOCK OWNERSHIP PLAN AND TRUST)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The financial institution also brought a second lawsuit against the ESOP alone, raising the same indemnity issues that were at issue in the previously described action. The Court rejected those claims as well, and entered judgment for the ESOP. The financial institution is appealing the adverse judgments. The Company and the ESOP believe that such claims are without merit. In any case, given the terms of the settlement agreement, the Company believes it is unlikely that Norcal's and the ESOP's financial exposure to the claims would materially exceed the amount of the financial institution's legal fees and expenses.

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

(14) FAIR VALUE OF FINANCIAL INSTRUMENTS

     The Company is required under Statement of Financial Accounting Standards
(SFAS) No. 107, Fair Value of Financial Instruments, to disclose fair value for all of its financial instruments. The carrying value of cash and cash equivalents, trade accounts receivable, accounts payable and accrued expenses approximate fair value because of the short maturity of these instruments. Estimates for the fair value of the Company's other financial instruments at September 30, are detailed below:

                                                            1999                      1998
                                                   ----------------------    ----------------------
                                                   CARRYING                  CARRYING
                                                    AMOUNT     FAIR VALUE     AMOUNT     FAIR VALUE
                                                   --------    ----------    --------    ----------
                                                                    (IN THOUSANDS)
Assets:
  Trust accounts.................................  $ 36,744      36,736       36,190       36,137
  Marketable securities..........................     5,552       5,552        5,552        5,552
Liabilities:
  Senior notes...................................   171,343     190,750      171,004      198,270
  Other long term debt including current
     portion.....................................     5,012       5,012        3,413        3,413

     Trust accounts and marketable securities -- The fair value of the trust accounts and marketable securities has been estimated based on market values provided by the respective trustees and quoted market prices.

     Senior Notes -- The fair value of the senior notes at September 30, 1999 and September 30, 1998 has been estimated using the quoted market price for the Notes based upon a limited number of transactions.

(15) BUSINESS SEGMENT, GEOGRAPHICAL AND OTHER INFORMATION

     The Company operates in one business segment -- solid waste management services primarily consisting of collection, transfer, disposal and landfill management to industrial, commercial, residential and municipal customers. The Company's San Francisco operations represents approximately 39% of revenues for each of the years 1999, 1998 and 1997; however, the Company does not believe that it is exposed to credit risk.

     The Company has a contract with San Bernardino County, pursuant to which it operates (through its San Bernardino subsidiary) all active landfills owned by San Bernardino County and is primarily

                  NORCAL WASTE SYSTEMS, INC. AND SUBSIDIARIES
                (WHOLLY OWNED BY THE NORCAL WASTE SYSTEMS, INC.
                    EMPLOYEE STOCK OWNERSHIP PLAN AND TRUST)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

responsible for implementing the County's strategic plan which addresses the County's long-term waste disposal needs (the 1995 Contract). The Company's other responsibilities include closure and monitoring of non-active landfills, and identification, permitting and construction of landfill expansions. The Company's contract with the County is scheduled to terminate on June 30, 2001 (the Expiration Date). The 1995 Contract provides that the Company, at its option, may extend the agreement for an additional 15-year period. At the conclusion of this initial extension period, the Company, at its option, may extend the agreement for up to an additional 15 years, so long as the waste stream contractually committed to the landfills meets certain levels. However, each party may terminate the contract for default, failure to reach an agreement regarding the reconfiguration of the landfills and other facilities following a reduction in tonnage, or the bankruptcy or insolvency of the other party. In addition, San Bernardino County may terminate the contract so long as it uses a competitive procedure to select a contractor or municipalizes such operations and either party may terminate the 1995 Contract for failure to reach an agreement regarding the redetermination of the Company's per ton compensation rate (which rate must be redetermined every three years, and is currently the subject of an arbitration between the County and the Company). The contract also contains a clause stating that the County may terminate the agreement at any time if a Company employee is convicted of bribing public officials where the conviction relates to actions taken by the employee in respect to the 1995 Contract.

     In October 1999, the United States Attorney for the Central District of California announced criminal indictments of James J. Hlawek, the immediate former Chief Administrative Officer for San Bernardino County, Harry M. Mays, a former consultant of the Company (and Mr. Hlawek's predecessor as Chief Administrative Officer for San Bernardino County), and Kenneth James Walsh, a former employee of the Company. All three defendants have pled guilty to federal charges of conspiring to pay and accept bribes to influence or reward Mr. Hlawek in connection with his official duties. Although the United States Attorney has advised the Company that its investigation is ongoing and that the Company is one of its targets, neither the Company nor any of its affiliates has been charged. If the Company is charged and held responsible for the conduct of its employee, it may become subject to penalties and fines.

     Messrs. Walsh and Mays have advised the Company that they were the only Company personnel and consultants involved in this matter and that no other Company personnel or consultants were involved in or had knowledge of their illegal conduct. The Company believes that Messrs. Walsh and Mays were acting purely for their own personal gain and that none of the Company's other employees or consultants were aware of or otherwise involved with Messrs. Walsh's and Mays' illegal conduct. The Company terminated Mr. Walsh on August 27, 1999 and its arrangement with Mr. Mays on September 3, 1999. After terminating Mr. Walsh, the Company was informed by the United States Attorney that Mr. Walsh had been accepting kickbacks from Mr. Mays and from one of the Company's vendors and had used a portion of such kickbacks along with a portion of the contract fee paid to Mr. Mays to fund the payments to Mr. Hlawek. The Company anticipates that the United States Attorney's office may require additional information in its ongoing investigation. The Company has cooperated with the United States Attorney's investigation and intends to continue to cooperate in the future. The Company has also initiated its own internal investigation of the matter.

     On December 14, 1999, the County Board of Supervisors directed the County's Chief Administrative Officer to negotiate an amendment with the Company to end the 1995 Contract as soon as the County can complete a competitive bidding process through a Request for Proposal, review submitted bids, and negotiate a replacement contract, but in no event later than June 30, 2001. Although the County's Chief Administrative Officer has estimated in his report to the County's Board of Supervisors

                  NORCAL WASTE SYSTEMS, INC. AND SUBSIDIARIES
                (WHOLLY OWNED BY THE NORCAL WASTE SYSTEMS, INC.
                    EMPLOYEE STOCK OWNERSHIP PLAN AND TRUST)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

that the process should take 15 to 18 months, the County's Board of Supervisors has requested that the process be completed more quickly, if possible. In response to this request, the County's Chief Administrative Officer has stated that the process could potentially be accomplished in 12 to 15 months. The Company is currently unable to estimate how much time the County will need to complete these procedures. Moreover, the Company does not know whether it can successfully negotiate such an amendment, what terms may ultimately be negotiated in such an amendment or whether the County's Board of Supervisors will approve any such amendment. Assuming the County is unable to complete the Request for Proposal and enter into a new contract in the next nine months, the Company does not expect an amendment to end the 1995 Contract or the termination of the 1995 Contract to have a significant impact on its cash flows, results of operations or financial condition for fiscal year 2000. The County has indicated that the Company will be permitted to bid on the new contract, but there can be no assurance that the Company will be awarded the new contract, or if the Company is the successful bidder, how the terms of the new contract will compare to those contained in the 1995 Contract.

     During fiscal years 1999, 1998 and 1997, revenues derived from the services the Company performed for San Bernardino County were approximately $55.1 million (16% of the Company's total revenue), $65.1 million (19% of the Company's total revenue) and $55.1 million (17% of the Company's total revenue), respectively. Revenues less direct expenses including consulting fees (excluding allocable corporate management fees, lease charges, interest expense and the non-cash portion of ESOP expense, and depreciation and amortization), related to the Company's San Bernardino operations for fiscal years 1999, 1998 and 1997 were approximately $6.6 million, $7.9 million and $7.4 million, respectively. While the Company's results of operations and cash flows will be adversely impacted if an amendment to end the 1995 Contract is negotiated or the 1995 Contract is terminated and the Company and the County do not enter into a new contract having comparable terms, management believes that such event will not have a material adverse effect on the Company's financial condition or on its ability to maintain its operations and service its debt.

     As of September 30, 1999, approximately 73% of the Company's employees were represented by unions. Of this total, approximately 9% are covered under contracts that will expire by September 30, 2000.

     The Company's operating results are affected by variations in its recycling revenues from the sale of recyclable commodities. The Company's recycling revenues are volatile and fluctuate in accordance with changes in prices of recyclable commodities which in turn are, in many cases, dependent on changes in worldwide supply of, and demand for, such recyclable commodities.

(16) GUARANTEE OF SECURITIES

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

                  NORCAL WASTE SYSTEMS, INC. AND SUBSIDIARIES
                (WHOLLY OWNED BY THE NORCAL WASTE SYSTEMS, INC.
                    EMPLOYEE STOCK OWNERSHIP PLAN AND TRUST)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(17) COMPREHENSIVE INCOME

     Effective October 1, 1998, the Company adopted SFAS No. 130, Reporting Comprehensive Income. Comprehensive income consists of net income and other gains and losses affecting stockholders' equity, that under generally accepted accounting principles are excluded from net income. The components of comprehensive income for the years ended September 30, 1999, 1998 and 1997 are as follows:

                                                            1999       1998     1997
                                                           -------    ------    -----
                                                                 (IN THOUSANDS)
Net income...............................................  $17,556     9,461    6,526
Other comprehensive income:
  Minimum pension liability adjustment, net of tax.......    2,298    (2,298)      --
  Unrealized gains (losses) on trust accounts, net of
     tax.................................................     (383)      204     (602)
                                                           -------    ------    -----
          Comprehensive income...........................  $19,471     7,367    5,924
                                                           =======    ======    =====

(18) SELECTED QUARTERLY FINANCIAL DATA, UNAUDITED

     The following table summarizes the unaudited quarterly results of operations:

                                          FIRST     SECOND      THIRD     FOURTH
                                         QUARTER    QUARTER    QUARTER    QUARTER
                                         -------    -------    -------    -------
                                                      (IN THOUSANDS)
Operating revenues...............  1999  $83,326    82,791     87,173     89,877
                                         =======    ======     ======     ======
                                   1998  $88,453    76,885     80,653     91,866
                                         =======    ======     ======     ======
Income from operations...........  1999  $ 8,626     7,968      9,446     13,070
                                         =======    ======     ======     ======
                                   1998  $ 7,754     4,568      7,971      7,317
                                         =======    ======     ======     ======
Net income (loss)................  1999  $ 3,050     2,916      3,783      7,807
                                         =======    ======     ======     ======
                                   1998  $ 2,295      (705)     5,696      2,175
                                         =======    ======     ======     ======

ITEM 9.CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

     None.

                                    PART III

ITEM 10.DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The names, ages and positions and offices with Norcal of the current executive officers and directors of Norcal are set forth below.

              NAME                AGE                          POSITION
              ----                ---                          --------
Michael J. Sangiacomo...........  50    President, Chief Executive Officer and Director
Archie L. Humphrey..............  47    Executive Vice President, Chief Operating Officer
Mark R. Lomele..................  43    Senior Vice President, Chief Financial Officer and
                                        Treasurer
George P. McGrath...............  46    Senior Vice President, Chief Information Officer
Jon D. Braslaw..................  38    Vice President, Corporate Controller
Bennie J. Anselmo, Jr...........  54    Vice President -- Equipment Procurement and
                                        Maintenance
David A. Cochrane...............  43    Vice President -- Facilities Development and Technical
                                        Services
Denise Delmatier................  46    Vice President -- Governmental & Regulatory Affairs
Gale R. Kaufman.................  45    Director
John B. Molinari(a)(b)..........  90    Director, Chairman of the Board of Directors
H. Welton Flynn(a)(b)...........  78    Director

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

     ARCHIE L. HUMPHREY was appointed Executive Vice President and Chief Operating Officer of Norcal in August 1999. Mr. Humphrey serves as an executive officer and director of all of Norcal's subsidiaries, and as an executive officer and a members' representative of Nortech. Mr. Humphrey also serves as a director of NorthBay Healthcare Group, a not for profit healthcare organization. From November 1996 to August 1999, Mr. Humphrey served as Division Manager for all Northern California operations except San Francisco operations and Integrated Environmental Systems, Inc., and was a Vice President of 13 subsidiaries of the Company. Mr. Humphrey has also been a member of the Administrative Committee of the ESOP since 1986 and its Secretary since 1992. From August 1995 to November 1996, Mr. Humphrey served as Division Manager for North Coast operations of the Company. Mr. Humphrey served as a Regional Manager for the Company's Solano County operations from October 1992 until August 1995 and as a director of the Company from November 1991 until February 1996. Mr. Humphrey holds a B.A. in Sociology from California State University at Sacramento.

     MARK R. LOMELE has served as Senior Vice President, Chief Financial Officer and Treasurer of Norcal since January 1997 and as a Vice President since November 1990. He also serves as an officer and a members' representative of Nortech. From September 1988 to July 1996, Mr. Lomele served as Norcal's Corporate Controller and from July 1996 to January 1997 as Acting Chief Financial Officer. Mr. Lomele serves as an executive officer of all of Norcal's subsidiaries. From April 1996 to September 1996 he also served as General Manager of Nortech. Mr. Lomele has been a member of the ESOP's Administrative Committee since 1991 and has served as its Chair since February 1, 1995. He holds a B.S. in Business Administration from the University of San Francisco.

     GEORGE P. MCGRATH has served as Senior Vice President, Chief Information Officer of Norcal since October 1998, responsible for all of the Company's information systems. From July 1996 to June 1997, Mr. McGrath served as Vice President and General Manager of Alta Environmental Services, Inc., a subsidiary that markets certain types of landfill space to third parties. Prior to joining Norcal in October 1995, Mr. McGrath served as Vice President and Area General Manager for Chemical Waste Management in the Western Region of the United States from October 1990 to February 1995. Mr. McGrath holds a B.S. in Psychology from Western Michigan University.

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

     DENISE DELMATIER has served as Vice President -- Governmental & Regulatory Affairs since March 1999. Prior to joining Norcal, Ms. Delmatier represented Norcal in legislative and regulatory matters for the past twelve years with the lobbying firms of Heron, Burchette, Ruckert & Rothwell and the Gualco Group. Ms. Delmatier's most recent public employment position was a legislative assistant for the California State Assemblyman Dan Hauser. She holds a B.A. in English from California State University, Chico.

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

     H. WELTON FLYNN has served as a director of Norcal since December 1991. From 1949 until the present, Mr. Flynn has been the sole proprietor of an accounting firm located in San Francisco. Since January 1996, he has served as a member of The Public Transportation Commission of the City and County of San Francisco and currently serves as its President. Mr. Flynn was appointed to the Public Utilities Commission for the City and County of San Francisco in 1970 and served as its President for more than five terms before retiring in 1991.

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

     Compensation of Directors. Directors who are employees of Norcal or its subsidiaries do not receive additional compensation for their services as directors of Norcal. For services as a non-employee director during fiscal year 1999, John B. Molinari, H. Welton Flynn and Gale R. Kaufman were each paid $38,000, $33,000 and $28,000, respectively. Each non-employee director receives an annual retainer of $18,000 and a payment of $1,000 plus expenses for each board meeting attended and $1,000 plus expenses for each committee meeting attended that is held at a different time or place than a board meeting. Non-employee directors are also eligible to receive option grants under the 1996 Non-Employee Director Stock Option Plan. All directors are eligible to receive option grants under the 1996 Stock Plan and the 1996 Employee Plan.

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

ITEM 11. EXECUTIVE COMPENSATION

     Summary Compensation Table. The following table provides certain summary information concerning the compensation paid or accrued during the three fiscal years ended September 30, 1999 to Norcal's Chief Executive Officer and to each of the four other most highly compensated executive officers of Norcal who received compensation in excess of $100,000 during the last completed fiscal year (the "Named Executive Officers"):

                                                                                 SECURITIES
                                                                                 UNDERLYING
         NAME AND           FISCAL                              OTHER ANNUAL       OPTIONS         ALL OTHER
    PRINCIPAL POSITION       YEAR    SALARY($)   BONUS(A)($)   COMPENSATION($)    (NUMBER)     COMPENSATION(B)($)
    ------------------      ------   ---------   -----------   ---------------   -----------   ------------------
Michael J. Sangiacomo.....   1999     407,050      300,000             --              --             3,686
President and Chief          1998     391,400      300,000             --              --            60,612
  Executive Officer          1997     371,000      175,000             --              --            45,509
Archie L. Humphrey........   1999     193,207       90,000             --              --             1,535
  Executive Vice             1998     178,750       70,000             --          40,000            53,137
  President and Chief        1997     167,306       50,000             --          40,000            39,710
     Operating Officer
Mark R. Lomele............   1999     207,500      130,000             --              --             2,781
  Senior Vice President,     1998     200,000      125,000             --          40,000            45,309
  Chief Financial Officer    1997     186,539       75,000             --          40,000            34,813
     and Treasurer
George P. McGrath.........   1999     175,000      110,000             --              --             5,836
  Senior Vice President,     1998     146,917       45,000             --          25,000            33,745
  Chief Information          1997     138,750       21,000             --           5,000            28,594
     Officer
Jon D. Braslaw............   1999     127,400       65,000             --              --             3,886
  Vice President,            1998     121,600       60,000             --          25,000            39,100
  Corporate Controller       1997     116,000       45,000             --          25,000            33,532
Donald M. Moriel..........   1999     200,000      125,000         52,367              --           116,016(c)
  Former Vice President,     1998     300,000      187,500             --              --           150,207(c)
  Special Projects(d)        1997     293,943      120,000             --              --           145,491(c)

---------------
(a) Bonuses are indicated for the fiscal year in which they were earned based on the achievement of certain business plan targets.

(b) Unless otherwise indicated in a note to this table, this amount consists primarily of increases in the value of the individual's ESOP account as a result of an allocation of additional shares of Norcal's Common Stock to such account as well as changes in the estimated fair market value per share of such stock. This figure also includes premiums paid by Norcal on behalf of the Named Executive Officers for group life insurance during each of the years indicated, pro-rated for partial years of service.

(c) Represents amounts earned with respect to a deferred annuity to be paid as part of the Deferred Compensation Stock Option Plan (as hereinafter defined), along with compensation relating to the increase in the value of his ESOP account (see footnote (b)).

(d) Mr. Moriel served as the Company's Executive Vice President and Chief Operating Officer from June 1994 to October 1998. He served as the Company's Vice President, Special Projects from October 1998 to May 1999.

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

     In October 1998, Norcal entered into an employment agreement with Mr. Coyle, then its Chief Operating Officer. Under the agreement, Mr. Coyle was entitled to receive a salary of at least $240,000 per year, a hiring bonus of $40,000 and a relocation allowance of $50,000. Mr. Coyle was eligible to participate in the Short-Term Incentive Bonus Plan. In addition, Mr. Coyle received insurance and other benefits and perquisites generally available to Norcal's executive employees. Mr. Coyle was entitled to severance benefits of $120,000 if his employment is terminated without cause before October 1999 and $240,000 after October 1999. In July 1999, Mr. Coyle voluntarily terminated his employment with the Company.

     In June 1996, Norcal entered into an employment agreement with Mr. Moriel, then the Company's Executive Vice President and Chief Operating Officer and most recently its Vice President, Special Projects. Under the agreement, Mr. Moriel was entitled to receive a salary of at least $275,000 per year, with $50,000 of such annual salary deferred pursuant to the Deferred Compensation Stock Option Plan. Mr. Moriel was eligible to participate in the Short-Term Incentive Bonus Plan. In addition, Mr. Moriel received insurance and other benefits and perquisites generally available to Norcal's executive employees.

     Pursuant to the agreement, Mr. Moriel retired in 1999 and will receive a retirement annuity pursuant to the Deferred Compensation Stock Option Plan which, together with certain pension payments, will result in aggregate payments of $50,000 per year. In March 1999, Mr. Moriel designated the Donald M. Moriel and Janet Allad Moriel 1992 Family Revocable Trust (the "Moriel Trust") as the primary beneficiary of deferred compensation under the aforementioned plan. Mr. Moriel has agreed to enter into a consulting agreement with Norcal. The terms of that consulting agreement are under negotiation, but it is expected that it shall have a term of five years and a minimum annual payment of $50,000.

     Norcal granted Mr. Moriel a nonqualified stock option under the Deferred Compensation Stock Option Plan to purchase up to 300,000 shares of Common Stock at an exercise price of $4.89 per share. As of September 30, 1999, all 300,000 shares were vested. In March 1999, Mr. Moriel and his wife assigned their interest in this option to the Moriel Trust. Subject to certain provisions of the Deferred Compensation Stock Option Plan, the Moriel Trust may exercise its option at any time on or before September 30, 2002.

     In April 1996, the Board of Directors adopted a severance pay policy (the "Severance Policy") which would be triggered by a change in control of Norcal. The program covers up to ten key employees of the Company (but not Mr. Sangiacomo). Each employee covered by the Severance Policy will receive an amount equal to his current base salary if there is a change in control of Norcal and the employee is constructively terminated or terminated without cause within 13 months after such change in control. The Company has not designated any specific employees to be covered by the Severance Policy at this time.

     Short-Term Incentive Bonus Plan. In April 1996, the Company adopted a Short-Term Incentive Bonus Plan, which was amended by the Company on October 29, 1998 (as amended, the "1996 Bonus Plan"), providing variable cash bonuses for up to approximately 90 of the Company's executive and management employees (including the Named Executive Officers). Under the 1996 Bonus Plan, cash bonuses will be based on a percentage of each participant's base salary, with such percentages varying depending on how closely Norcal (or its regional operations, as the case may be) achieves specific financial, operational and strategic objectives. No bonuses will be paid unless the Company's profit before taxes exceeds the aggregate amount of bonuses due to be paid pursuant to the 1996 Bonus Plan. Depending on the employee, cash bonuses will range from 5% to 30% of base salary if 85% of the target is achieved to between 20% and 120% of base salary if 120% of the target is achieved. The Company has retained the discretion to modify such bonuses as it deems appropriate. The Board of Directors may, from time to time, modify the 1996 Bonus Plan.

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

     Ms. Delmatier, who is an employee of the Company, was awarded options with respect to her employment during fiscal year 1999 to purchase up to 30,000 shares of Common Stock under the 1996 Employee Plan. These options were issued at an exercise price of $6.05 per share. These options have a seven-year term (commencing on the date of grant) and vest over four years from the date of grant.

     Deferred Compensation Stock Option Plan. Pursuant to Norcal's Deferred Compensation Stock Option Plan, (i) up to 300,000 shares of Common Stock have been set aside to satisfy the award of an unqualified stock option to Mr. Moriel; (ii) Mr. Moriel will defer $50,000 per year of his annual salary (as described above) (the "Deferred Compensation"); and (iii) Mr. Moriel will be entitled to receive a retirement annuity (the "Retirement Annuity"), payable quarterly until his death, in the amount of $50,000 per year, less the aggregate amount of benefits he receives from other retirement plans of Norcal, excluding the ESOP benefit. In March 1999, Mr. Moriel designated the Moriel Trust as the primary beneficiary of the Deferred Compensation and assigned the stock option to the Moriel Trust.

     The Deferred Compensation Stock Option Plan is currently administered by the Compensation Committee, which has the power to interpret the plan.

     Generally, in the event that (i) there is a merger, consolidation or other reorganization in which Norcal is not the surviving entity or becomes a subsidiary of another corporation, (ii) there is a sale of all or substantially all of Norcal's assets, (iii) there is a sale of more than 50 percent of Norcal's outstanding stock to one or more persons who are not shareholders of Norcal or (iv) there is a dissolution or liquidation of Norcal (the transactions referred to in clauses (i)-(iv) are each referred to herein as a "Corporate Transaction"), Norcal is obligated to (i) require the successor entity to (A) assume Mr. Moriel's option now held by the Moriel Trust or (B) substitute a comparable option of such successor entity (or any of, its affiliated entities), or (ii) notify the Moriel Trust at least 30 days before a Corporate Transaction occurs so that he will have an opportunity to purchase all or part of his vested shares prior to the consummation of such Corporate Transaction, at which time Mr. Moriel's option will be cancelled. Shares acquired pursuant to the exercise of the option granted under the Deferred Compensation Stock Option Plan are subject to certain restrictions on transfers. In addition, with certain exceptions, transfers of such shares are subject to Norcal's right of first refusal, which right will terminate upon the consummation of Norcal's first public offering of Common Stock. Upon the later of Mr. Moriel's termination of employment and the term of his option, Norcal will have an assignable option to repurchase shares of Common Stock awarded to Mr. Moriel pursuant to the Deferred Compensation Stock Option Plan.

     The Deferred Compensation Stock Option Plan provides that if Mr. Moriel violates certain noncompetition and confidentiality provisions in such plan, he will be subject to forfeiture provisions with respect to his options, shares purchased thereunder and the Retirement Annuity.

     Mr. Moriel's Deferred Compensation will accrue interest at the rate of 8 percent per year, compounded quarterly. Norcal will distribute such Deferred Compensation to the Moriel Trust at the rate of $30,000 per year beginning with the first day of the calendar quarter following termination of his employment with Norcal for any reason.

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

     As of September 30, 1999, options to purchase 188,000 shares of Common Stock were outstanding under the 1990 Option Plan, at an exercise price of $7.04 per share. No options were granted or exercised under the 1990 Option Plan during fiscal year 1999. The following table provides certain information with respect to options outstanding during fiscal year 1999 for the Named Executive Officers. No stock appreciation rights ("SARs") were outstanding during such period.

                          OPTION GRANTS IN FISCAL 1999

                                      NUMBER OF    % OF TOTAL
                                      SECURITIES    OPTIONS                                     GRANT
                                      UNDERLYING    GRANTED                                      DATE
                                       OPTIONS         TO       EXERCISE                       PRESENT
                NAME                  GRANTED(A)   EMPLOYEES     PRICE      EXPIRATION DATE    VALUE(B)
                ----                  ----------   ----------   --------   ------------------  --------
Robert J. Coyle.....................    50,000        62.5%      $6.26     September 30, 2006  $55,500
Denise Delmatier....................    30,000        37.5%      $6.05     September 30, 2006  $38,100

---------------
(a) Options granted to Mr. Coyle and Ms. Delmatier were granted pursuant to the 1996 Employee Plan. Each of the options is a non-qualified option and expires on September 30, 2006. Each option will vest as follows: 20% will vest on each of September 30, 2000 and 2001, and 30% will vest on each of September 30, 2002 and 2003. In the event of a change in control, the Compensation Committee, in its sole discretion, may take a variety of actions with respect to the options that it considers to be in the best interests of the Company. The Company will have an assignable option upon termination of an individual's employment to repurchase any such shares. The Company's repurchase option with respect to vested shares will terminate upon an initial public offering. Mr. Coyle's options were canceled when he voluntarily terminated his employment with the Company in July 1999.

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

     (iv) the stock price is assumed to be $6.05, which is as of September 30, 1999, the effective date of the most recently completed valuation;

     (v) the value of the options is discounted by 5% per year to account for assumed for forfeitures.

                AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                    AND FISCAL YEAR END OPTION & SAR VALUES

                              SHARES                   NUMBER OF OUTSTANDING      UNEXERCISED IN-THE-MONEY
                             ACQUIRED                     OPTIONS/SARS AT              OPTIONS/SARS AT
                                IN        VALUE           FISCAL YEAR-END              FISCAL YEAR-END
           NAME              EXERCISE    REALIZED    EXERCISABLE/UNEXERCISABLE    EXERCISABLE/UNEXERCISABLE
           ----              --------    --------    -------------------------    -------------------------
Michael J. Sangiacomo......     0           0             672,000/288,000             $624,960/$171,840
Archie L. Humphrey.........     0           0              76,500/ 78,500             $ 78,500/$ 61,700
Mark R. Lomele.............     0           0              69,500/ 75,500             $ 70,380/$ 58,220
George P. McGrath..........     0           0              21,000/ 29,000             $ 20,280/$ 18,770
Jon D. Braslaw.............     0           0              29,000/ 41,000             $ 27,240/$ 29,210
Donald M. Moriel...........     0           0             300,000/      0             $348,000/$      0

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

     The following table shows the estimated annual retirement benefit payable on normal retirement at age 62 for unmarried employees (or a married employee who elects a single life annuity) at specified compensation levels with various years of service for the Norcal Pension Plan:

                           NORCAL PENSION PLAN TABLE

                                                           YEARS OF SERVICE
                                               ----------------------------------------
                REMUNERATION                     15        20        25      30 OR MORE
                ------------                   ------    ------    ------    ----------
$ 50,000.....................................   8,250    11,000    13,750      16,500
$ 65,000.....................................  10,725    14,300    17,875      21,450
$ 75,000.....................................  12,375    16,500    20,625      24,750
$ 85,000.....................................  14,025    18,700    23,375      28,050
$125,000.....................................  20,625    27,500    34,375      41,250
$160,000 and above...........................  26,400    35,200    44,000      52,800

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

     As of September 30, 1999, the Named Executive Officers had the following estimated credited years of service under the Norcal Pension Plan: Mr. Sangiacomo, 11.0 years; Mr. Humphrey, 14.0 years; Mr. Lomele, 11.0 years; Mr. McGrath, 4.0 years; Mr. Braslaw 10.0 years; and Mr. Moriel, 6.0 years.

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

     As of September 30, 1999, Mr. Sangiacomo had an estimated 5.17 years of credited services under the Envirocal Retirement Plan. The estimated annual retirement benefit to which he will be entitled under the Envirocal Retirement Plan is $16,383. That estimate is computed as a Single Life Benefit and is not subject to deduction for Social Security or other offset amounts.

ITEM 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information with respect to the beneficial ownership of Norcal's Common Stock as of December 27, 1999 by (i) each person known to Norcal to beneficially own 5% or more of Norcal's Common Stock, (ii) each director of Norcal, (iii) the Named Executive Officers, and
(iv) all directors and executive officers of Norcal as a group.

                                                       NUMBER OF SHARES BENEFICIALLY OWNED
                                               ----------------------------------------------------
                                                                  STOCK
                                                                 OPTIONS
                                                               EXERCISABLE
                                                                  IN 60
             BENEFICIAL OWNER(A)               ESOP ACCOUNT      DAYS(B)        TOTAL       PERCENT
             -------------------               ------------    -----------    ----------    -------
Norcal Waste Systems, Inc. ESOP(c)...........   24,134,973             --     24,134,973     100.0%
Michael J. Sangiacomo........................       52,053        672,000        724,053       2.8%
Archie L. Humphrey...........................       41,623(d)      76,500        118,123         *
Mark R. Lomele...............................       30,564(d)      69,500        100,064         *
George P. McGrath(e).........................           --         21,000         21,000         *
Jon D. Braslaw...............................       21,898         29,000         50,898         *
Donald M. Moriel.............................       24,398        300,000        324,398       1.3%
Bennie J. Anselmo, Jr. ......................       41,497         16,500         57,997         *
David A. Cochrane............................       18,971         33,000         51,971         *
Denise Delmatier(e)..........................           --             --             --         *
Gale R. Kaufman..............................           --         35,000         35,000         *
John B. Molinari.............................           --         50,000         50,000         *
H. Welton Flynn..............................           --         50,000         50,000         *
John A. Legnitto.............................       15,138(d)      19,500         34,638         *
All executive officers and directors as a
  group (13 persons).........................   24,134,973(f)   1,372,000     25,753,115(f)  100.0%

---------------
 *  Less than 1%.

(a) Except as otherwise indicated in the notes to this table, the address of each beneficial owner of more than 5% of the Common Stock is c/o Norcal Waste Systems, Inc., 160 Pacific Avenue, Suite 200 San Francisco, California 94111.

(b) As ESOP participants, the individuals named in the table have shared voting power, but no investment power, over the shares of Common Stock allocated to such individuals' ESOP account, unless they are members of the ESOP Administrative Committee. See note (c) below. The ESOP account includes allocated shares as of September 30, 1999.

(c) The Trustee of the ESOP is Union Bank of California Company (the "ESOP Trustee"), 475 Sansome Street, 12th Floor, San Francisco, California 94111. An aggregate of 24,134,973 shares of Common Stock were held by the ESOP Trustee as of September 30, 1999, of which approximately 20,526,298 had been allocated to the accounts of individual ESOP participants, including officers of Norcal. All of the shares held by the ESOP Trustee are currently voted in most matters as determined by the Administrative Committee of the ESOP. However, in certain matters the ESOP participants direct the ESOP Trustee to vote the shares allocated to their respective accounts. Therefore, the members of the Administrative Committee currently have shared voting and investment power with respect to all shares held by the ESOP Trustee. None of the members of the Administrative Committee has sole voting power over any shares, but as ESOP participants they have shared voting power over the shares allocated to their individual ESOP accounts. The members of the Administrative Committee, and the number of shares of Common Stock that were allocated to their respective ESOP accounts as of September 30, 1999 are as follows: Archie L. Humphrey, 41,623 shares; John A. Legnitto, 15,138 shares; and Mark R. Lomele, 30,464 shares. In addition, Messrs. Humphrey and Lomele hold options to purchase 10,000 and 10,000 shares of

    Common Stock, respectively, that are exercisable within 60 days, with an exercise price of $7.04 per share, which is higher than the fair market value of Norcal's Common Stock as of September 30, 1999, along with options to purchase 52,500 and 45,500, respectively, that are exercisable within 60 days at $4.89 per share, options to purchase 16,000 and 16,000, respectively, that are exercisable within 60 days at $5.18 per share and options to purchase 8,000 and 8,000, respectively, that are exercisable within 60 days at $5.59 per share. With respect to each member of the ESOP Administrative Committee, the number of such shares in the member's individual ESOP account, together with those subject to stock options exercisable within 60 days, represent less than 1% of the outstanding shares of Common Stock as of September 30, 1999.

(d) Excludes all shares of Common Stock held by the ESOP Trustee deemed to be beneficially owned by Messrs. Lomele, Humphrey and Legnitto as a result of their membership on the ESOP Administrative Committee which exercises shared voting and investment power with respect to such shares (see notes (c) above and (e) below), but includes those shares of Common Stock held by the ESOP Trustee for the benefit of Messrs. Lomele, Humphrey and Legnitto as ESOP participants (see note (b) above).

(e) ESOP shares not vested as of September 30, 1999.

(f) Includes all shares of Common Stock held by the ESOP Trustee because Mark R. Lomele and Archie L. Humphrey are executive officers of Norcal as well as members of the Administrative Committee of the ESOP with shared voting and investment power with respect to such shares (see note (c) above).

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

TRUSTEE AND ADMINISTRATIVE COMMITTEE; CONTROL OF NORCAL BY THE ESOP

     The assets of the ESOP are held in trust under a trust agreement with the ESOP Trustee. An Administrative Committee (the "Committee") that is appointed by and serves at the pleasure of the Board of Directors is responsible for the operation and administration of the ESOP, including the ESOP's activities as sole shareholder of Norcal. Under ERISA, the Committee members are fiduciaries and as such must act for the exclusive benefit of the employee participants under the ESOP. The current members of the Committee are Archie L. Humphrey, John A. Legnitto and Mark R. Lomele. Mr. Lomele, Chair of the Committee, is an officer of Norcal. Mr. Humphrey, Secretary of the Committee, is also an officer of Norcal. All of the Committee members are employees of the Company. Norcal has agreed to indemnify members of the Committee against any liability arising out of an alleged breach by a member in the performance of his or her fiduciary duties, except those resulting from a member's own gross negligence or willful misconduct. Norcal also carries insurance against costs and liability arising from a member's breach or alleged breach of fiduciary duty.

     The ESOP Trustee has granted the Committee a proxy to vote all shares held by the ESOP. The Committee elects Norcal's Board of Directors, may remove these directors, and votes with respect to certain corporate transactions requiring or presented for shareholder approval. However, with respect to any corporate matter that requires a shareholder vote and constitutes a merger, consolidation, recapitalization, reclassification, liquidation, dissolution, sale of substantially all assets of a trade or business or such similar transactions as may be specified in U.S. Treasury Department regulations, voting instructions are to be solicited from ESOP participants with respect to shares allocated to their accounts. The Committee determines the voting of any unallocated shares and any allocated shares for which ESOP participants do not provide voting instructions. Because a significant number of shares are unallocated (3,608,675 shares or 15.0% of outstanding stock), currently the Committee may be able to exercise a significant influence over such matters. If Norcal's capital stock becomes registered under the Exchange Act, each ESOP participant will be able to direct voting of those shares allocated to his or her account and the Committee will have responsibility for voting only unallocated or undirected shares. The sale of any shares of Norcal Common Stock by the ESOP requires the approval of the Board of Directors.

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

NORCAL CONTRIBUTIONS AND ALLOCATIONS

     Norcal may make contributions to the ESOP in the form of cash, cancellation of indebtedness (on the various loans that Norcal has made to the ESOP (the "ESOP Loans"), or newly issued shares of common stock, in such amounts as may be determined annually by the Board of Directors. The ESOP may use cash contributions to make payments on the ESOP Loans, to make distributions of benefits to participants (or beneficiaries) or to invest in investments other than common stock of Norcal. Contributions to the ESOP are allocated each plan year to those participants who complete at least 1,000 hours of service during the plan year and are employed on September 30 (or who retire, become disabled or die during the plan year). Of 24,134,973 total shares, 3,608,675 shares were unallocated as of September 30, 1999.

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

     In connection with the Refinancing, the ESOP's indebtedness reflects, among other things, Norcal's funding of the ESOP's retirement of the ESOP Notes, repayment of all amounts owed under the Old Credit Agreement, and incurrence of new indebtedness by the Company pursuant to the Refinancing. At September 30, 1999, the outstanding principal balance owed to Norcal was $22.6 million. The ESOP and Norcal have entered into a Fourth Amended and Restated ESOP Loan Agreement, effective as of October 1, 1995, whereby the ESOP will repay such outstanding indebtedness, plus unpaid accrued interest at the rate of seven percent (7.0%) per annum, in installments of approximately $9.8 million each as of September 30 of each year, beginning in 1996. In addition, the ESOP will prepay such outstanding indebtedness, without penalty, to the extent that Norcal makes contributions to the ESOP for the purpose of making such prepayments. The ESOP's repayment of principal and interest on such outstanding indebtedness may not exceed the sum of Norcal's contributions to the ESOP for the purpose of making such repayments, plus any cash dividends paid on Norcal's common stock held by the ESOP and earnings on Norcal contributions to the ESOP, less any repayments made by the ESOP in prior years. On June 24, 1999, the Company and the ESOP executed an amendment to the Fourth Amended and Restated ESOP Loan Agreement related to the Company's S Corporation election. The amendment allows the ESOP to pay interest only during the period the Company remains an S Corporation, provided that the entire principal balance is still repaid by fiscal year 2008 (the final due date of the ESOP Agreement). See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

CONSULTING ARRANGEMENTS WITH KAUFMAN CAMPAIGN CONSULTANTS

     Kaufman Campaign Consultants ("KCC"), of which Ms. Kaufman, a director of Norcal, is President and sole shareholder, is party to a consulting agreement with the Company, effective May 16, 1996, pursuant to which KCC has agreed to provide the Company with certain consulting services in the areas of political affairs, public affairs, media and public relations. The agreement, which had an original term of one year, has been extended by the Company and KCC through September 30, 2000. Under the agreement, KCC receives a monthly fee of $9,500. KCC received an aggregate of $114,000 in fees during fiscal year 1999.

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

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM 8-K

     (a) 1. Financial Statements

        Report of KPMG LLP, Independent Auditors

        Consolidated balance sheets as of September 30, 1999 and 1998

        Consolidated statements of income for each of the three years in the period ended September 30, 1999

        Consolidated statements of stockholder's equity for each of the three years in the period ended September 30, 1999

        Consolidated statements of cash flows for each of the three years in the period ended September 30, 1999

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

        3. Exhibits

EXHIBIT                            DESCRIPTION
-------                            -----------
 3.1       Articles of Incorporation of Norcal Waste Systems, Inc.+
 3.2       Restated Bylaws of Norcal Waste Systems, Inc.+
 4.1       Indenture between Norcal Waste Systems, Inc. and IBJ
           Schroder Bank & Trust Company dated as of November 21, 1995+
 4.3       Form of the 12 1/2% Series Notes due 2005+
10.1       Norcal Waste Systems, Inc. Employee Stock Ownership Plan, as
           amended and restated as of October 1, 1993 (the "ESOP")+
           - Amendment No. 1, dated effective October 1, 1993, executed
             December 29, 1994+
           - Amendment No. 2, dated effective February 1, 1995,
             executed April 27, 1995+
           - Amendment No. 3, dated effective October 1, 1993, executed
             September 28, 1995+
           - Amendment No. 4, dated effective November 17, 1995+
10.1.1     Amendment No. 5, dated effective October 1, 1996, executed
           January 30, 1997++
10.2       Employee Stock Ownership Trust Agreement between Norcal
           Solid Waste Systems, Inc. (now "Norcal Waste Systems, Inc.,"
           hereinafter referred to as "Norcal") and Imperial Trust
           Company, dated March 15, 1990+*
10.4       Revolving Credit Agreement by and among Norcal, certain of
           Norcal's subsidiaries (the "Guarantors"), The First National
           Bank of Boston, and the Banks named on Schedule 1 therein, dated as of November 21, 1995+ -- First Amendment to
           Revolving Credit Agreement, dated December 1, 1995+
10.4.1     Second Amendment to Revolving Credit Agreement, dated
           November 26, 1996, filed as Exhibit 10.45 to the Company's
           Form 10-K for the fiscal year ended September 30, 1996,
           filed December 27, 1996, and incorporated herein by this
           reference.
10.4.2     Third Amendment to Revolving Credit Agreement, dated May 12,
           1997, filed as Exhibit 10.1 to the Company's Quarterly
           Report for the quarter ended March 31, 1997, filed May 15,
           1997, and incorporated herein by this reference.

EXHIBIT                            DESCRIPTION
-------                            -----------
10.5       Security Agreement by and among Norcal, the Guarantors and
           The First National Bank of Boston, dated as of November 21,
           1995+
10.6       Pledge Agreement by and among Norcal, the Guarantors and The
           First National Bank of Boston, dated as of November 21,
           1995+
10.7       Partnership Pledge Agreement by and among Norcal, the
           Guarantors and The First National Bank of Boston, dated as of November 21, 1995+
10.8       Collateral Assignment of Permits and Contracts by and among
           Norcal, Guarantors and The First National Bank of Boston,
           dated as of the November 21, 1995+
10.9       Purchase Agreement between Norcal, Bear, Stearns & Co. Inc.
           and Montgomery Securities, dated November 15, 1995+
10.10A/B   Exchange Registration Rights Agreement by and among Norcal, the Subsidiary Guarantors named therein, Bear, Stearns & Co.
           Inc. and Montgomery Securities, dated as of November 21,
           1995+
10.11      Memorandum of Material Settlement Terms between Norcal, the
           ESOP, and the Settling Plaintiffs named therein, dated
           August 9, 1995+
10.12      Master Finance Lease between Caterpillar Financial Services
           Corporation and Alta Equipment Leasing Co., Inc., dated as of December 21, 1994+
10.13      Master Lease Agreement between Heller Financial Leasing,
           Inc. and Norcal, dated June 30, 1994+
10.16      Employment Agreement with Donald M. Moriel, dated as of June
           4, 1996+*
10.18      Norcal Amended & Restated 1990 Stock Option Plan, effective
           July 23, 1990, as amended August 10, 1990+*
10.18.1    Amendment No. 1 to Norcal Waste Systems, Inc. Amended and
           Restated 1990 Stock Option Plan, dated effective June 1,
           1997++*
10.20      Form of Indemnity Agreement (separate agreements were
           executed by Norcal and each of John B. Molinari, H. Welton
           Flynn, Archie L. Humphrey and Michael J. Sangiacomo as of
           February 27, 1992)+*
10.21      Agreement to Terminate Indemnification Trust and Modify
           Indemnity Agreement between Norcal and M. Sangiacomo, H.
           Flynn, J. Molinari, A. Humphrey and W. Graham, dated as of
           October 16, 1995+*
10.22      Waste Disposal Agreement between Oakland Scavenger Company and City and County of San Francisco and Sanitary Fill
           Company, dated January 2, 1987+
10.23      Agreement in Facilitation of Waste Disposal Agreement
           between City and County of San Francisco and Sanitary Fill
           Company, dated January 2, 1987+
10.24      1996 Employee Stock Incentive Plan+*
10.24.1    Amendment No. 1 to 1996 Employee Stock Incentive Plan++*
10.25      1996 Executive Stock Incentive Plan, as amended+*
10.25.1    Amendment No. 1 to 1996 Executive Stock Incentive Plan, as
           amended++*
10.26      1996 Non-Employee Director Stock Option Plan+*
10.26.1    Amendment No. 1 to 1996 Non-Employee Director Stock Option
           Plan++*
10.29      Amended Short-Term Incentive Bonus Plan*
10.30      Employment Agreement between Norcal and Michael J.
           Sangiacomo, dated as of January 22, 1996, as amended+*
10.33      Option Agreement between Norcal and Michael J. Sangiacomo, dated as of June 24, 1996, as amended+*
10.36      Summary of Material Terms of Severance Policy for Certain
           Key Employees+*
10.37      Fourth Amended and Restated Loan Agreement by and between
           Norcal and the ESOP, effective as of October 1, 1995+
10.37.1    Amendment to Fourth Amended and Restated Loan Agreement by
           and between Norcal and the ESOP, dated June 24, 1999+++++++
10.38      Consulting Agreement between Norcal and Kaufman Campaign
           Consultants, dated May 16, 1996+*
10.38.2    Extension No. 2 of Consulting Agreement, dated October 20,
           1998+++*

EXHIBIT                            DESCRIPTION
-------                            -----------
10.38.3    Extension No. 3 of Consulting Agreement, dated August 31,
           1999*
10.39      Deferred Compensation and Stock Option Plan+*
10.40      Stock Option Agreement, dated as of April 4, 1996, between
           Norcal and John B. Molinari+*
10.41      Stock Option Agreement, dated as of January 12, 1996,
           between Norcal and John B. Molinari+*
10.42      Stock Option Agreement, dated as of April 4, 1996, between
           Norcal and H. Welton Flynn+*
10.43      Stock Option Agreement, dated as of January 12, 1996,
           between Norcal and H. Welton Flynn+*
10.44      Stock Option Agreement, dated as of July 16, 1996, between
           Norcal and Gale Kaufman+*
10.45      Indemnification Agreement with Gale R. Kaufman, dated as of
           July 24, 1997++++*
10.46      Golden Gateway Commons Building III Office Lease, dated
           January 12, 1996+++++
10.47      Agreement of Purchase and Sale and Joint Escrow
           Instructions, dated April 8, 1998++++++
10.48      Employment Agreement, between Norcal and Robert J. Coyle,
           dated as of October 26, 1998+++*
10.49      Nonqualified Stock Option Agreement, dated as of October 26,
           1998 between Norcal and Robert J. Coyle+++*
10.50      Agreement of Purchase and Sale and Joint Escrow
           Instructions, dated November 29, 1999.
12.1       Calculation of Ratio of Earnings to Fixed Charges
21.1       Subsidiaries of Norcal
27.1       Financial Data Schedule (EDGAR only)

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

     +++ Incorporated by reference to the Company's Annual Report for the fiscal year ended September 30, 1998, filed December 21, 1998.

    ++++ Incorporated by reference to Exhibit 10.1 to the Company's Quarterly
         Report for the quarter ended June 30, 1997, filed August 14, 1997.

   +++++ Incorporated by reference to Exhibit 10.1 to the Company's Quarterly
         Report for the quarter ended December 31, 1997, filed February 13,
         1998.

  ++++++ Incorporated by reference to Exhibit 10.1 to the Company's Quarterly
         Report for the quarter ended June 30, 1998, filed August 17, 1998.

 +++++++ Incorporated by reference to the identically numbered exhibit to the Company's Quarterly Report for the quarter ended June 30, 1999, filed August 13, 1999.

        * Management contract or compensatory plan or arrangement.

     (b) Reports on Form 8-K

        None.

                                   SIGNATURES

Dated: December 28, 1999.

                                          NORCAL WASTE SYSTEMS, INC.

                                          By:   /s/ MICHAEL J. SANGIACOMO
                                            ------------------------------------
                                                   Michael J. Sangiacomo
                                             President, Chief Executive Officer
                                                        and Director

                           NORCAL WASTE SYSTEMS, INC.

         SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                                            BALANCE AT   CHARGED TO   CHARGED TO                BALANCE AT
                                            BEGINNING    COSTS AND      OTHER                     END OF
                                             OF YEAR      EXPENSES     ACCOUNTS    DEDUCTIONS      YEAR
                                            ----------   ----------   ----------   ----------   ----------
                                                                    (IN THOUSANDS)
YEAR ENDED SEPTEMBER 30, 1999
Allowance for Doubtful Accounts...........   $ 2,202      $   977          --       $ 1,162      $ 2,017
                                             -------      -------        ----       -------      -------
Insurance.................................   $17,303      $11,084          --       $10,360      $18,027
Post Retirement Benefit Obligations.......    34,945        1,828          --         1,253       35,520
Litigation, Claims and Related Matters....       484           --          --           484           --
Property and Other Reserves...............     2,212           --         813           126        2,899
                                             -------      -------        ----       -------      -------
          Total...........................   $54,944      $12,912         813       $12,223      $56,446
                                             =======      =======        ====       =======      =======
YEAR ENDED SEPTEMBER 30, 1998
Allowance for Doubtful Accounts...........   $ 2,017      $   940          --       $   755      $ 2,202
                                             -------      -------        ----       -------      -------
Insurance.................................   $16,449      $11,259          --       $10,405      $17,303
Post Retirement Benefit Obligations.......    34,156        2,131          --         1,342       34,945
Litigation, Claims and Related Matters....       612           --          --           128          484
Property and Other Reserves...............     2,941          250          --           979        2,212
                                             -------      -------        ----       -------      -------
          Total...........................   $54,158      $13,640          --       $12,854      $54,944
                                             =======      =======        ====       =======      =======
YEAR ENDED SEPTEMBER 30, 1997
Allowance for Doubtful Accounts...........   $ 1,611      $ 1,307          --       $   901      $ 2,017
                                             -------      -------        ----       -------      -------
Insurance.................................   $12,608      $12,231          --       $ 8,390      $16,449
Post Retirement Benefit Obligations.......    34,395          960          --         1,199       34,156
Litigation, Claims and Related Matters....       814           --          --           202          612
Property and Other Reserves...............     1,783        1,170          --            12        2,941
                                             -------      -------        ----       -------      -------
          Total...........................   $49,600      $14,361          --       $ 9,803      $54,158
                                             =======      =======        ====       =======      =======

     Supporting schedules other than the above have been omitted because they are not applicable or not required or because the information to be set forth therein is included in the financial statements or notes thereto herein.

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                             DESCRIPTION
-------                            -----------
10.38.3    Extension No. 3 of Consulting Agreement dated August 31,
           1999
10.50      Agreement of Purchase and Sale and Joint Escrow
           Instructions, dated November 29, 1999.
12.1       Calculation of Ratio of Earnings to Fixed Charges
21.1       Subsidiaries of Norcal
27.1       Financial Data Schedule (EDGAR only)