Form 10-Q
period 1999-12-31
NORCAL WASTE SYSTEMS INC
filed 2000-02-11
CIK 932923

         This Quarterly Report is filed by Norcal Waste Systems, Inc.
             pursuant to certain contractual requirements and not
                pursuant to the Securities Exchange Act of 1934
                   and the rules and regulations thereunder.

                               QUARTERLY REPORT

               For the Quarterly Period ended December 31, 1999


                          NORCAL WASTE SYSTEMS, INC.
              (Exact Name of Company as specified in its charter)


             California                                  94-2922974
             ----------                                  ----------
    (State or other jurisdiction                      (I.R.S. Employer
of incorporation or organization)                    Identification No.)


                         160 Pacific Avenue, Suite 200
                            San Francisco, CA 94111
                            -----------------------
                   (Address of Principal executive offices)


Company's telephone number, including area code: (415) 875-1000
                                                ---------------


Norcal Waste Systems, Inc. is currently 100% owned by an employee stock ownership plan.


Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date. On February 7, 2000, there were 24,134,973 shares of $.01 par value Common Stock outstanding.

                          NORCAL WASTE SYSTEMS, INC.
            Quarterly Report for the period ended December 31, 1999

                                     Index

Part I - Financial Information

Item 1.   Consolidated Financial Statements:


  Consolidated Balance Sheets - December 31, 1999 and September 30, 1999 Consolidated Statements of Income - Three months ended December 31, 1999 and 1998
  Consolidated Statement of Stockholder's Equity - Three months ended December 31, 1999
  Consolidated Statements of Cash Flows - Three months ended December 31, 1999 and 1998
  Notes to Consolidated Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Part II - Other Information

Item 1.   Legal Proceedings

Item 2.   Changes in Securities

Item 3.   Defaults Upon Senior Securities

Item 4.   Submission of Matters to a Vote of Security Holders

Item 5.   Other Information

Item 6.   Exhibits and Certain Reports

                        PART I - FINANCIAL INFORMATION
Item I.
                  NORCAL WASTE SYSTEMS, INC. AND SUBSIDIARIES
         (a wholly owned subsidiary of the Norcal Waste Systems, Inc.
                   Employee Stock Ownership Plan and Trust)

                          CONSOLIDATED BALANCE SHEETS
                                (in thousands)
                                  (unaudited)

                                                                                December 31,     September 30,
                                                                                   1999             1999
                                                                              ---------------  ----------------
                                   Assets
Current assets:
     Cash                                                                      $      37,453    $       42,166
     Marketable securities                                                             5,552             5,552
     Accounts receivable, less allowance for doubtful accounts of
        $2,043 at December 31, 1999 and $2,017 at September 30, 1999                  45,665            46,369
     Parts and supplies                                                                2,396             2,102
     Prepaid expenses                                                                  4,875             3,362
                                                                              ---------------  ----------------
           Total current assets                                                       95,941            99,551
                                                                              ---------------  ----------------

Property and equipment:
     Land                                                                             46,965            46,392
     Landfills                                                                        27,300            27,300
     Buildings and improvements                                                       51,974            51,904
     Vehicles and equipment                                                          154,122           150,908
     Construction in progress                                                          6,504             8,530
                                                                              ---------------  ----------------
           Total property and equipment                                              286,865           285,034
     Less accumulated depreciation and amortization                                  120,930           120,024
                                                                              ---------------  ----------------
           Property and equipment, net                                               165,935           165,010
                                                                              ---------------  ----------------

Franchises, permits and other intangibles, net                                        78,617            79,217
Trust accounts                                                                        37,315            36,744
Deferred financing costs, net                                                          5,243             5,578
Other assets                                                                           6,377             7,709
                                                                              ---------------  ----------------
           Total other assets                                                        127,552           129,248
                                                                              ---------------  ----------------
              Total assets                                                     $     389,428    $      393,809
                                                                              ===============  ================

         See accompanying notes to consolidated financial statements.

                  NORCAL WASTE SYSTEMS, INC. AND SUBSIDIARIES
         (a wholly owned subsidiary of the Norcal Waste Systems, Inc.
                   Employee Stock Ownership Plan and Trust)

                          CONSOLIDATED BALANCE SHEETS
                                (in thousands)
                                  (unaudited)

                                                                  December 31,  September 30,
                                                                     1999           1999
                                                                 -------------  -------------
         Liabilities and Stockholder's Equity
Current liabilities:
    Current portion:
       Long-term debt                                             $       370    $       383
       Capital lease obligations                                          482            582
    Accounts payable                                                    4,485          6,064
    Accrued expenses                                                   45,929         53,534
    Income taxes payable                                                  777          1,311
    Deferred revenues                                                   3,905          3,592
    Other accrued liabilities                                           4,116          4,164
                                                                 -------------  -------------
         Total current liabilities                                     60,064         69,630
                                                                 -------------  -------------

Long-term debt                                                        176,063        176,002
Obligations under capital leases                                          214            285
Deferred income taxes                                                   6,776          6,850
Landfill closure liability                                             27,153         27,009
Postretirement medical benefits                                        34,320         34,177
Other liabilities                                                      14,168         14,886
                                                                 -------------  -------------
         Total liabilities                                            318,758        328,839
                                                                 -------------  -------------
Commitments and contingencies Stockholder's equity:
    Common stock, $.01 par value; 100,000,000 shares authorized;
       24,134,973 shares issued and outstanding                           241            241
    Additional paid-in-capital                                        166,919        166,919
    Accumulated deficit                                               (73,736)       (79,372)
    Accumulated other comprehensive income                               (443)          (200)
                                                                 -------------  -------------
                                                                       92,981         87,588
Less net scheduled contribution to the ESOP                           (22,311)       (22,618)
                                                                 -------------  -------------
         Total stockholder's equity                                    70,670         64,970
                                                                 -------------  -------------
            Total liabilities and stockholder's equity            $   389,428    $   393,809
                                                                 =============  =============

         See accompanying notes to consolidated financial statements.

                  NORCAL WASTE SYSTEMS, INC. AND SUBSIDIARIES
         (a wholly owned subsidiary of the Norcal Waste Systems, Inc.
                   Employee Stock Ownership Plan and Trust)

                       CONSOLIDATED STATEMENTS OF INCOME
                                (in thousands)
                                  (unaudited)

                                          Three Months Ended
                                             December 31,
                                         1999             1998
                                    ---------------  --------------
Revenues                             $      84,178    $     83,326
                                    ---------------  --------------
Cost of operations:
   Operating expenses                       57,122          59,009
   Depreciation and amortization             5,809           5,083
   ESOP compensation expense                 1,116           1,834
   General and administrative                8,911           8,775
                                    ---------------  --------------
     Total cost of operations               72,958          74,701
                                    ---------------  --------------

       Operating income                     11,220           8,625

   Interest expense                         (6,655)         (6,514)
   Interest income                             910             890
   Other income, net                           291              49
                                    ---------------  --------------
     Income before income taxes              5,766           3,050
Income tax expense                             130               -
                                    ---------------  --------------
     Net income                      $       5,636    $      3,050
                                    ===============  ==============

         See accompanying notes to consolidated financial statements.

                  NORCAL WASTE SYSTEMS, INC. AND SUBSIDIARIES
         (a wholly owned subsidiary of the Norcal Waste Systems, Inc.
                   Employee Stock Ownership Plan and Trust)

                CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY
                 For the three months ended December 31, 1999
                                (in thousands)
                                  (unaudited)

                                                                                   Accumulated      Net
                                                         Additional                  other       scheduled
                                       Common Stock       paid-in     Accumulated comprehensive contribution
                                     Shares     Amount    capital      deficit       income      to the ESOP    Total
                                   ----------  --------  ----------  ------------ ------------  ------------ -----------
Balances, September 30, 1999          24,135    $  241   $ 166,919    $  (79,372)  $     (200)   $  (22,618)  $  64,970
   Net income                              -         -           -         5,636            -             -       5,636
   Other comprehensive income,
    net of fax                             -         -           -             -         (243)            -        (243)
Contributions to reduce
   ESOP debt                               -         -           -             -            -           307         307
                                   ----------  --------  ----------  -----------  -----------   -----------  ----------
Balances, December 31, 1999           24,135    $  241   $ 166,919    $  (73,736)  $     (443)   $  (22,311)  $  70,670
                                   ==========  ========  ==========  ===========  ===========   ===========  ==========

         See accompanying notes to consolidated financial statements.

                  NORCAL WASTE SYSTEMS, INC. AND SUBSIDIARIES
         (a wholly owned subsidiary of the Norcal Waste Systems, Inc.
                   Employee Stock Ownership Plan and Trust)

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)
                                  (unaudited)

                                                                                               Three Months Ended
                                                                                                  December 31,
                                                                                              1999           1998
                                                                                           ------------- -------------
Cash flows from operating activities:
     Net income                                                                             $      5,636  $      3,050
     Adjustments  to reconcile net loss to net cash provided by operating activities:
        Depreciation and amortization                                                              5,809         5,083
        ESOP compensation expense                                                                  1,116         1,834
        Senior notes interest and amortized financing costs                                       (5,459)       (5,480)
        Other                                                                                        800          (648)
        Changes in assets and liabilities, net of effects of acquisitions and dispositions        (6,296)       (5,775)
                                                                                           ------------- -------------
              Net cash provided by (used in) operating activities                                  1,606        (1,936)
                                                                                           ------------- -------------

Cash flows from investing activities:
     Acquisitions of property and equipment                                                       (5,431)      (10,218)
     Payments for businesses acquired                                                               (788)       (9,360)
     Proceeds from dispositions                                                                       34            37
     Other                                                                                           150            50
                                                                                           ------------- -------------
              Net cash used in investing activities                                               (6,035)      (19,491)
                                                                                           ------------- -------------

Cash flows from financing activities:
     Principal payments on long-term debt and capitalized leases                                    (284)         (384)
     Proceeds from other debt                                                                          -           148
                                                                                           ------------- -------------
              Net cash used in financing activities                                                 (284)         (236)
                                                                                           ------------- -------------

Net decrease in cash and cash equivalents                                                         (4,713)      (21,663)
Cash and cash equivalents, beginning balance                                                      42,166        39,752

                                                                                           ------------- -------------
Cash and cash equivalents, ending balance                                                   $     37,453  $     18,089
                                                                                           ============= =============

     Supplemental cash flow information:
        Interest                                                                            $     12,116  $     12,088
                                                                                           ============= =============
        Income taxes                                                                        $        991  $          -
                                                                                           ============= =============
        Schedule of noncash investing and financing activities:
           Debt issued and liabilities assumed in acquisitions                              $         50  $      2,578
                                                                                           ============= =============

         See accompanying notes to consolidated financial statements.

                  NORCAL WASTE SYSTEMS, INC. AND SUBSIDIARIES
         (a wholly owned subsidiary of the Norcal Waste Systems, Inc.
                   Employee Stock Ownership Plan and Trust)

                  Notes to Consolidated Financial Statements

(1) General

          The interim consolidated financial statements presented herein include Norcal Waste Systems, Inc. ("Norcal") and its subsidiaries (collectively, Norcal and its subsidiaries are referred to herein as the "Company"). These interim consolidated financial statements should be read in conjunction with the Company's consolidated financial statements and the notes thereto, which include information as to significant accounting policies, for the year ended September 30, 1999. Such interim consolidated financial statements are unaudited but, in the opinion of management, reflect all adjustments necessary (consisting of items of a normal recurring nature) for a fair presentation of the Company's interim financial position, results of operations, and cash flows. Results of operations for interim periods are not necessarily indicative of those of a full year.

(2) Nature of Business

Through its subsidiaries, the Company provides integrated waste services to residential, commercial, municipal and industrial customers in California. The Company operates in one business segment - solid waste management services. These services primarily consist of refuse collection, recycling and other waste diversion, transfer station and hauling operations, and operation of Company-owned landfills and third party landfill management services (including engineering and construction management services). The Company continues to be, with limited exceptions, the sole provider of commercial and residential refuse collection for the City and County of San Francisco.

(3) Long-term Debt

     Long-term debt at December 31, 1999 and September 30, 1999 is summarized as follows:
                                (in thousands)

                                                                                   December 31      September 30
                                                                                   -----------      ------------
     Senior Notes due November 15, 2005, interest at 13.5%                        $    171,470       $   171,374
     Note payable for business acquired, due in monthly installments
        through 2016, interest imputed at 8.75%                                          1,574             1,584
     Convertible notes payable for business acquired, due in eight quarterly
        installments beginning December 2001, interest imputed at 8.5%                   1,848             1,838
     Notes payable to former shareholders, due in monthly installments
        through 2017, interest at 6% to 8.5%                                               661               676
     Other notes                                                                           880               913
                                                                                  ------------       -----------
              Total debt                                                               176,433           176,385
               Less current portion                                                        370               383
                                                                                  ------------       -----------
     Long-term debt                                                               $    176,063       $   176,002
                                                                                  ============       ===========

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

           Notes to Consolidated Financial Statements - (Continued)

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

          In conjunction with the private debt offering, the Company entered into a new Credit Agreement (the "Credit Agreement") with a group of lenders and BankBoston, N.A., as Agent. The Credit Agreement, as amended, provides for a revolving credit facility in an amount currently of up to $87.5 million (depending upon certain financial ratios), up to $25.0 million of which may be used for letters of credit. At December 31, 1999, the Company had utilized $2.3 million of its credit facility for letters of credit and had availability under the Credit Agreement (based on limitations imposed by certain financial ratios) of $55.9 million along with $22.7 million which may be utilized for additional letters of credit. Changes in availability under the Credit Agreement are a function of changes in operating results, among other things.

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

(5) Income Taxes

          The Company elected to become taxable as an S corporation effective October 1, 1998. In addition, in connection with the Company's S Corporation election the Company also elected, for income tax purposes only, to treat a substantial number of its subsidiaries as divisions of the Company. Generally, the taxable income (or loss) of an S Corporation (including its divisions) is not taxable at the corporate level, but is instead passed through to its shareholders. However, because the sole shareholder of the Company, the Norcal Waste Systems, Inc. Employee Stock Ownership Plan and Trust, is a tax-exempt employee stock ownership plan, it will not be subject to tax on its allocable share of the Company's taxable income. The Company will still be subject to certain taxes as an S Corporation, including a minimum state franchise tax of 1.5% and federal and California built-in gains tax (set at the corporate tax rate) on sales of certain built-in gain assets (such as real estate and securities).

                  NORCAL WASTE SYSTEMS, INC. AND SUBSIDIARIES
         (a wholly owned subsidiary of the Norcal Waste Systems, Inc.
                   Employee Stock Ownership Plan and Trust)

           Notes to Consolidated Financial Statements - (Continued)

(6) Comprehensive Income

          Effective October 1, 1998, the Company adopted SFAS No. 130, " Reporting Comprehensive Income" which establishes standards for the reporting of comprehensive income and its components in financial statements. Comprehensive income consists of net income and other gains and losses affecting stockholder's equity, that under generally accepted accounting principles, are excluded from net income. The components of comprehensive income for the interim periods presented is as follows:

                                                                     Three Months Ended
                                                       December 31, 1999            December 31, 1998
                                                       -----------------            -----------------
                                                                        (in thousands)
      Net income                                              $5,636                      $3,050
      Other comprehesive income:
         Unrealized gains (losses) on
         trust accounts, net of tax                             (243)                        (74)
                                                              ------                      ------
      Total comprehensive income                              $5,393                      $2,976
                                                              ======                      ======

Item II. Management's Discussion and Analysis of Financial Condition and Results of Operations

          Forward Looking Statements. Those statements followed by an asterisk (*) are forward looking statements. Any such statements should be considered in light of various risks and uncertainties that could cause results to differ materially from expectations, estimates or forecasts expressed. The various risks and uncertainties include, but are not limited to: changes in general economic conditions, inability to maintain rates sufficient to cover costs, inability to obtain timely rate increases, inability to reduce costs related to the loss of revenues, loss of material contracts (including the loss of the Company's contract with the County of San Bernardino), fluctuations in commodities prices, changes in environmental regulations or related laws, inability to settle union labor contract disputes, competition and consequences of the Company's S Corporation election. The Company does not undertake to update any forward-looking statement that may be made from time to time by it or on its behalf.

          On November 21, 1995, the Company issued 12.5% Series A Senior Notes in an aggregate principal amount of $175.0 million, for which it received proceeds, after original issue discount, of approximately $170.2 million. The Company used the proceeds from this offering (less certain associated expenses), together with certain cash balances, to retire approximately $199.1 million of its then outstanding indebtedness and certain of the ESOP's indebtedness to third parties. Concurrent with this offering, the Company entered into a new bank credit agreement providing for a revolving credit facility with a maximum current availability of $87.5 million, of which up to $25.0 million may be used for letters of credit. These transactions are collectively referred to as the "Refinancing Transaction."

          The following discussion pertains to the Company's operations for the three months ended December 31, 1999 and 1998 and should be read in conjunction with the unaudited consolidated financial statements and related notes thereto included elsewhere herein, and the Company's Annual Report for the fiscal year ended September 30, 1999.

          Introduction

          Norcal Waste Systems, Inc. ("Norcal") and its subsidiaries (collectively referred to herein as the "Company") provide solid waste management services throughout California, including collection, transfer, disposal, landfill management, recycling and other waste services. The Company operates 14 landfills in California, four of which it owns and 10 of which are owned by local governmental entities. The Company currently serves an estimated 466,000 customers.

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

Results of Operations

                  NORCAL WASTE SYSTEMS, INC. AND SUBSIDIARIES
                       Summary Statements of Operations

                                                                  Relationship to                  Period to Period
                                                                   Total Revenues                       Change
                                                                 Three Months Ended                 (in thousands)
                                                                    December 31,                   December 31, 1999
                                                                 1999          1998                 $             %
                                                             ------------  -------------      -------------  ------------
     Revenues:
          Collection and disposal operations                       83.0%          78.3%              4,659          7.1%
          Third party landfill management services                 10.5%          17.7%             -5,978        -40.4%
          Recycled commodities sales                                6.5%           4.0%              2,171         64.6%
                                                             ------------  -------------      -------------  ------------
             Total revenues                                       100.0%         100.0%                852          1.0%
                                                             ------------  -------------      -------------  ------------

     Cost of operations:
          Operating expenses                                       67.9%          70.8%             -1,887         -3.2%
          Depreciation and amortization                             6.9%           6.1%                726         14.3%
          ESOP compensation expense                                 1.3%           2.2%               -718        -39.1%
          General and administrative                               10.6%          10.5%                136          1.5%
                                                             ------------  -------------      -------------  ------------
             Total cost of operations                              86.7%          89.6%             -1,743         -2.3%
                                                             ------------  -------------      -------------  ------------
                Operating income                                   13.3%          10.4%              2,595         30.1%

          Interest expense                                         -7.9%          -7.8%               -141          2.2%
          Interest income                                           1.1%           1.1%                 20          2.2%
          Other income, net                                         0.3%           0.0%                242        493.9%
                                                             ------------  -------------      -------------  ------------
                Income before income taxes                          6.8%           3.7%              2,716         89.0%
     Income tax expense                                             0.2%           0.0%                130        100.0%
                                                             ------------  -------------      -------------  ------------
                Net income                                          6.7%           3.7%              2,586         84.8%
                                                             ============  =============      =============  ============

     Three months ended December 31, 1999 and 1998

     Revenues. Revenues for the three months ended December 31, 1999 increased $0.9 million (1.0%) to $84.2 million from $83.3 million for the three months ended December 31, 1998. Waste collection and disposal revenues increased $4.7 million, approximately $3.0 million due to general volume increases, $0.9 million due to rate increases in several service areas and the remainder due to operations acquired in Los Angeles in October and November 1998. Recycled commodities sales revenues increased $2.2 million due to higher commodity prices. Third party landfill management revenues decreased $6.0 million due to a $5.2 million decrease in project related activity, primarily in San Bernardino County and lower landfill operations revenue in San Bernardino County due to reduced volumes from the loss of tonnage from the city of Ontario, which signed a long-term disposal agreement with a third party landfill effective January 1, 1999.

     Operating Expenses. Operating expenses for the three months ended December 31, 1999 decreased $1.9 million (3.2%) to $57.1 million from $59.0 million for the three months ended December 31, 1998. As a percentage of revenues, operating expenses decreased to 67.9% for the three months ended December 31, 1999 from 70.8% for the three months ended December 31, 1998. Project and subcontractor related costs decreased $4.8 million as a result of decreased activity in San Bernardino County. These decreased costs which were partially offset by higher payroll costs of $2.0 million due to scheduled union wage increases and higher disposal costs of $1.2 million due primarily to increased volumes.

         ESOP Compensation Expense. ESOP compensation expense is primarily based on the cost of shares allocated as determined by the Company's contribution to the ESOP, along with contributions to fund distributions to retired, terminated and withdrawing participants. ESOP compensation expense for the three months ended December 31, 1999 decreased $0.7 million (39.1%) to $1.1 million from $1.8 million for the three months ended December 31, 1998. The decrease in expense can be attributed to lower contributions made to the ESOP based upon a revised payment schedule, as a result of the Company's S Corporation election, that does not currently include repayments of principal.

         Depreciation and Amortization. Depreciation and amortization increased $0.7 million (14.3%) to $5.8 million for the three months ended December 31, 1999 from $5.1 million for the three months ended December 31, 1998. As a percentage of revenues, depreciation and amortization increased to 6.9% for the three months ended December 31, 1999 from 6.1% for the three months ended December 31, 1998. The primary causes of the increase in depreciation and amortization for the three months ended December 31, 1999 was higher capital expenditures in the previous year and the acceleration of amortization for certain intangible assets in the current period.

         Operating Income. Operating income increased $2.6 million (30.1%) to $11.2 million for the three months ended December 31, 1999 from $8.6 million for the three months ended December 31, 1998. As a percentage of revenues, operating income increased to 13.3% for the three months ended December 31, 1999 from 10.4% for the three months ended December 31, 1998. The primary causes of the increase in operating income for the three months ended December 31, 1999 were higher collection and disposal volumes and recycling revenues and the lower ESOP compensation expense described above.

         Income Tax Expense. The Company experienced an effective rate of 2.0% for the three months ended December 31, 1999 based primarily on the state tax rate of 1.5% for S Corporations. The Company experienced an effective rate of zero for the three months ended December 31, 1998 as a result of the Company's S Corporation election, effective October 1, 1998 and anticipated results of operations from the Company's four subsidiaries which did not elect to become divisions of the S Corporation.

         Net Income. Net income increased $2.6 million to $5.6 million for the three months ended December 31, 1999 from $3.0 million for the three months ended December 31, 1998. The increase in net income for the three months ended December 31, 1999 was due to higher operating income described above.

         Liquidity and Capital Resources

         The Company's cash requirements consist principally of working capital requirements, interest on outstanding indebtedness, capital expenditures and deposits to trust funds to satisfy certain environmental statutes and regulations. The Company had working capital of $35.9 million at December 31, 1999 compared to $29.9 million at September 30, 1999.

         As part of the Refinancing Transaction the Company entered into the Credit Agreement which currently provides for up to $87.5 million of additional borrowings (which maximum amount may be reduced by $2.5 million per calendar quarter) and which, subject to certain limitations and covenant restrictions (including financial ratios), can be drawn by the Company to fund ongoing operations, invest in capital equipment and/or facilities and to finance acquisitions. The Credit Agreement expires in November 2000. At December 31, 1999, the Company had utilized $2.3 million of the credit facility provided by the Credit Agreement for letters of credit and had availability under the Credit Agreement of approximately $55.9 million for borrowings unrelated to letters of credit, with an additional $22.7 million available for letters of credit. Changes in availability under the Credit Agreement are a function of changes in operating results, among other things. In addition, certain covenant measures become more restrictive over time.

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

         The Senior Notes mature in November 2005. As of December 31, 1999, interest on the Senior Notes accrued at the rate of 13.5% per annum. However, the interest rate on the Senior Notes is subject to decrease to 12.5% at such time the Company (in one or more transactions) offers to purchase (whether or not any actual purchases are made) or redeems an aggregate of $25.0 million in principal amount of Senior Notes out of the proceeds of equity sales.

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

         Cash Flow from Operating Activities. Cash provided by operating activities was $1.6 million for the three months ended December 31, 1999 compared to cash used of $1.9 million for the same period last year.

         Cash Flow from Investing Activities. Cash used in investing activities was $6.0 million for the three months ended December 31, 1999 compared to cash used of $19.5 million for the same period last year. During the current period, the Company used $5.4 million on capital expenditures, primarily vehicles, containers and other equipment compared to $10.2 million for similar equipment in the same period last year. In October and November 1998, the Company also used $9.4 million to purchase the stock of one solid waste collection company and substantially all of the assets of two other solid waste collection companies in Southern California.

         Cash Flow from Financing Activities. Cash used in financing activities was $0.3 million for the three months ended December 31, 1999 compared to $0.2 million for the three months ended December 31, 1998. Activity in both periods consisted primarily of scheduled note and capital lease payments.

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

         Due to the Company's concentration in California, cyclical economic conditions in California will have an impact on the Company's results.* A significant economic downturn in California could have an adverse impact on the Company's results of operations.*

         San Francisco Pension

         On April 24, 1997, employees represented by the Sanitary Truck Drivers and Helpers Union Local 350 International Brotherhood of Teamsters ("Local 350") initiated a strike against certain San Francisco operations of the Company. The strike was resolved on April 26, 1997 when Local 350 voted to accept a five-year contract. A provision of the new contract related to an increase in pension benefits. The Company believes that it was agreed that the increase to certain pension benefits was to be prospective. Subsequently, Local 350 asserted that it understood the increase to be retroactive. On February 10, 1998, the Company filed a petition for order compelling arbitration in U.S. District Court for the Northern District of California entitled Norcal Waste Systems, Inc., Golden Gate Disposal and Recycling Inc. and Sunset Scavenger Company v. Sanitary Truck Drivers and Helpers Union Local 350, IBT, to arbitrate this dispute under the terms of the collective bargaining agreement between the parties. On April 23, 1998, the Company filed a motion for compelling such arbitration. On May 29, 1998, the Court ruled in the Company's favor and directed the parties to proceed with arbitration.

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

         If either party was to reinstate the arbitration and if Local 350 was to prevail in the arbitration discussed above or if the Company is successful in obtaining funding for the Local 350 amounts, the Company estimates that the accumulated benefit obligation ("ABO") as of September 30, 1999 would increase by an additional $8.2 million and reduce stockholder's equity by $1.8 million. In addition, if the increased pension benefits are provided, the Company's estimated incremental increase in its annual accruals for employee benefits would be approximately $2.4 million for pension and medical costs. Such incremental increase in expense would most likely be offset by higher revenue if the Company is successful in obtaining increased rates to cover the additional funding. The above estimates are based on a discount rate of 7.5%. The discount rate applied under generally accepted accounting principles ("GAAP") fluctuates with market conditions. A change in the discount rate can result in significant adjustments to the ABO.

         San Bernardino Contract

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

         On December 14, 1999, the County Board of Supervisors directed the County's Chief Administrative Officer to negotiate an amendment with the Company to end the 1995 Contract as soon as the County can complete a competitive bidding process through a Request for Proposal, review submitted bids, and negotiate a replacement contract, but in no event later than June 30, 2001. Although the County's Chief Administrative Officer has estimated in his report to the County's Board of Supervisors that the process should take 15 to 18 months, the County's Board of Supervisors has requested that the process be completed more quickly, if possible. In response to this request, the County's Chief Administrative Officer has stated that the process could potentially be accomplished in 12 to 15 months. The Company is currently unable to estimate how much time the County will need to complete these procedures. Moreover, the Company does not know whether it can successfully negotiate such an amendment, what terms may ultimately be negotiated in such an amendment or whether the County's Board of Supervisors will approve any such amendment. Assuming the County is unable to complete the Request for Proposal and enter into a new contract in the next seven months, the Company does not expect an amendment to end the 1995 Contract or the termination of the 1995 Contract to have a significant impact on its cash flows, results of operations or financial condition for fiscal year 2000.* The County has indicated that the Company will be permitted to bid on the new contract, but there can be no assurance that the Company will be awarded the new contract, or if the Company is the successful bidder, how the terms of the new contract will compare to those contained in the 1995 Contract.

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

         Eureka Landfill and Transfer Station

         In July 1999, the Company and Humboldt Waste Management Authority ("HWMA") entered into an agreement in principal concerning the Cummings Road Landfill and the Company's Eureka Transfer Station. In November 1999, the Company entered into an agreement with HWMA, pursuant to which the Company would transfer to HWMA ownership of such properties as well as certain operating equipment. As part of the agreement, the Company would receive certain cash payments totaling approximately $4.2 million from the HWMA and HWMA would assume certain closure/post-closure, corrective action and operational responsibilities with respect to the Cummings Road Landfill. The Company would retain liability for its operation of the landfill prior to the closing of the transaction and for any defect in corrective action work performed by the Company at the landfill prior to the closing of the transaction. Under the agreement, the Company would also transfer to HWMA its interest in the closure/post-closure and corrective action trust funds relating to the landfill. The consummation of the agreement is subject to several closing conditions. Provided such conditions are met or waived, the closing is expected to occur before April 18, 2000.*

         Seasonality

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

         Year 2000 Compliance

         Many computer systems and software applications were expected to experience problems handling dates beyond the year 1999. Computer systems and other equipment with embedded chips or processors have historically used two digits, rather than four, to define a specific year. Many parties anticipated that these systems would be unable to determine whether the digits "00" referred to the year 1900 or 2000 and that this could result in system failures or miscalculations. It was also thought that this could potentially cause disruptions to the Company's various activities and operations.

         The Company has not experienced any disruptions to its operations from the Year 2000 date change. The Company will continue to monitor its systems and operations until it is reasonably assured that no significant business interruptions will occur as a result of the Year 2000 date change. The Company is not aware of any significant Year 2000 related disruptions impacting the Company's customers, suppliers, contractors, financial institutions and other third parties with whom the Company does business. To date, the Company charged to expense as incurred approximately $0.5 million in effecting Year 2000 compliance and expects any remaining costs in effecting such compliance will not be material.

         Accounting and Other Matters

         The Internal Revenue Service is auditing the Company's income tax returns for the fiscal years ended September 30, 1995 through 1997. The California Franchise Tax Board is auditing the Company's state income tax returns for the fiscal years ended September 30, 1993 though 1997.

                          PART II - OTHER INFORMATION

         Item 1.    Legal Proceedings

          None.

         Item 2.    Changes in Securities

          None

         Item 3.    Defaults Upon Senior Securities

          None

         Item 4.    Submission of Matters to a Vote of Security Holders

          On January 21, 2000, the Administrative Committee of the Company's Employee Stock Ownership Plan (the "ESOP"), acting on behalf of the ESOP as the Company's sole shareholder, reelected H. Welton Flynn, Gale R. Kaufman, John B. Molinari and Michael J. Sangiacomo, the current members of the Company's Board of Directors, and elected Ronald L. Ludwig to the Company's Board of Directors by written consent. As of January 21, 2000, there were 24,134,973 shares of common stock outstanding, all of which were the subject of the written consent.

         Item 5.    Other Information

          None

         Item 6.    Exhibits and Certain Reports

         (a) Exhibits:

         27.0  Financial Data Schedule (EDGAR version only)

         (b) Reports on Form 8-K:

          None

                                             SIGNATURES

                                                  NORCAL WASTE SYSTEMS, INC.
                                                           (Company)

                                                       /s/ Mark R. Lomele
                                                       ------------------
                                                          Mark R. Lomele

                                                  Senior Vice President and
                                                   Chief Financial Officer

Dated: February 10, 2000