Form 10-Q
period 2000-03-31
NORCAL WASTE SYSTEMS INC
filed 2000-05-19
CIK 932923

         This Quarterly Report is filed by Norcal Waste Systems, Inc.
             pursuant to certain contractual requirements and not
                pursuant to the Securities Exchange Act of 1934
                   and the rules and regulations thereunder.

                               QUARTERLY REPORT

                 For the Quarterly Period ended March 31, 2000


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


Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date. On May 15, 2000, there were 24,134,973 shares of $.01 par value Common Stock outstanding.

                          NORCAL WASTE SYSTEMS, INC.
             Quarterly Report for the period ended March 31, 2000

                                     Index

Part I - Financial Information

Item 1.  Consolidated Financial Statements:

   Consolidated Balance Sheets - March 31, 2000 and September 30, 1999 Consolidated Statements of Income - Three and Six months ended March 31, 2000 and 1999
   Consolidated Statement of Stockholder's Equity - Six months ended March 31, 2000
   Consolidated Statements of Cash Flows - Six months ended March 31, 2000 and 1999
   Notes to Consolidated Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3. Quantitative and Qualitative Disclosure About Market Risk

Part II - Other Information

Item 1.   Legal Proceedings

Item 2.   Changes in Securities

Item 3.   Defaults Upon Senior Securities

Item 4.   Submission of Matters to a Vote of Security Holders

Item 5.   Other Information

Item 6.   Exhibits and Certain Reports

                        PART I - FINANCIAL INFORMATION
Item 1.

                  NORCAL WASTE SYSTEMS, INC. AND SUBSIDIARIES
         (a wholly owned subsidiary of the Norcal Waste Systems, Inc.
                   Employee Stock Ownership Plan and Trust)

                          CONSOLIDATED BALANCE SHEETS
                                (in thousands)
                                  (unaudited)

                                                                                       March 31,              September 30,
                                                                                         2000                     1999
                                                                                 --------------------     --------------------
                                   Assets
Current assets:
  Cash                                                                                       $ 54,216                 $ 42,166
  Marketable securities                                                                         5,552                    5,552
  Accounts receivable, less allowance for doubtful accounts of
    $2,016 at March 31, 2000 and $2,017 at September 30, 1999                                  44,737                   46,369
  Parts and supplies                                                                            2,334                    2,102
  Prepaid expenses                                                                              4,389                    3,362
                                                                                 --------------------     --------------------
      Total current assets                                                                    111,228                   99,551
                                                                                 --------------------     --------------------

Property and equipment:
  Land                                                                                         46,735                   46,392
  Landfills                                                                                    28,480                   27,300
  Buildings and improvements                                                                   52,735                   51,904
  Vehicles and equipment                                                                      160,056                  150,908
  Construction in progress                                                                      2,346                    8,530
                                                                                 --------------------     --------------------
      Total property and equipment                                                            290,352                  285,034
  Less accumulated depreciation and amortization                                              124,913                  120,024
                                                                                 --------------------     --------------------
      Property and equipment, net                                                             165,439                  165,010
                                                                                 --------------------     --------------------

Franchises, permits and other intangibles, net                                                 78,276                   79,217
Trust accounts                                                                                 38,196                   36,744
Deferred financing costs, net                                                                   4,908                    5,578
Other assets                                                                                    5,056                    7,709
                                                                                 --------------------     --------------------
      Total other assets                                                                      126,436                  129,248
                                                                                 --------------------     --------------------
        Total assets                                                                         $403,103                 $393,809
                                                                                 ====================     ====================

          See accompanying notes to consolidated financial statements

                  NORCAL WASTE SYSTEMS, INC. AND SUBSIDIARIES
         (a wholly owned subsidiary of the Norcal Waste Systems, Inc.
                   Employee Stock Ownership Plan and Trust)

                          CONSOLIDATED BALANCE SHEETS
                                (in thousands)
                                  (unaudited)

                                                                                        March 31,               September 30,
                                                                                          2000                      1999
                                                                                 --------------------      --------------------
               Liabilities and Stockholder's Equity

Current liabilities:
  Current portion:
    Long-term debt                                                                           $    317                  $    383
    Capital lease obligations                                                                     377                       582
  Accounts payable                                                                              5,322                     6,064
  Accrued expenses                                                                             53,986                    53,534
  Income taxes payable                                                                            782                     1,311
  Deferred revenues                                                                             3,696                     3,592
  Other accrued liabilities                                                                     4,015                     4,164
                                                                                 --------------------      --------------------
            Total current liabilities                                                          68,495                    69,630
                                                                                 --------------------      --------------------

Long-term debt                                                                                176,249                   176,002
Obligations under capital leases                                                                  161                       285
Deferred income taxes                                                                           6,776                     6,850
Landfill closure liability                                                                     27,293                    27,009
Postretirement medical benefits                                                                34,464                    34,177
Other liabilities                                                                              14,333                    14,886
                                                                                 --------------------      --------------------
            Total liabilities                                                                 327,771                   328,839
                                                                                 --------------------      --------------------
Commitments and contingencies
Stockholder's equity:
    Common stock, $.01 par value; 100,000,000 shares authorized;
        24,134,973 shares issued and outstanding                                                  241                       241
    Additional paid-in-capital                                                                166,919                   166,919
    Accumulated deficit                                                                       (69,381)                  (79,372)
    Accumulated other comprehensive income                                                       (423)                     (200)
                                                                                 --------------------      --------------------
                                                                                               97,356                    87,588
Less net scheduled contribution to the ESOP                                                   (22,024)                  (22,618)
                                                                                 --------------------      --------------------
            Total stockholder's equity                                                         75,332                    64,970
                                                                                 --------------------      --------------------
                Total liabilities and stockholder's equity                                   $403,103                  $393,809
                                                                                 ====================      ====================

          See accompanying notes to consolidated financial statements

                  NORCAL WASTE SYSTEMS, INC. AND SUBSIDIARIES
         (a wholly owned subsidiary of the Norcal Waste Systems, Inc.
                   Employee Stock Ownership Plan and Trust)

                       CONSOLIDATED STATEMENTS OF INCOME
                                (in thousands)
                                  (unaudited)

                                                        Three Months Ended          Six Months Ended
                                                            March 31,                  March 31,
                                                       2000         1999          2000          1999
                                                    ----------    ---------    ----------    ----------
Revenues                                               $85,546      $82,791      $169,723      $166,117
                                                    ----------    ---------    ----------    ----------
Cost of operations:
 Operating expenses                                     60,432       59,256       117,666       118,265
 Depreciation and amortization                           5,691        5,225        11,500        10,307
 ESOP compensation expense                                 968          615         2,083         2,449
 General and administrative                              9,382        9,727        18,181        18,502
                                                    ----------    ---------    ----------    ----------
   Total cost of operations                             76,473       74,823       149,430       149,523
                                                    ----------    ---------    ----------    ----------

     Operating income                                    9,073        7,968        20,293        16,594

 Interest expense                                       (6,592)      (6,487)      (13,247)      (13,001)
 Interest income                                         1,237          760         2,147         1,650
 Other income, net                                         746          675         1,036           723
                                                    ----------    ---------    ----------    ----------
   Income before income taxes                            4,464        2,916        10,229         5,966
Income tax expense                                         108            -           238             -
                                                    ----------    ---------    ----------    ----------
   Net income                                          $ 4,356      $ 2,916      $  9,991      $  5,966
                                                    ==========    =========    ==========    ==========

          See accompanying notes to consolidated financial statements

                  NORCAL WASTE SYSTEMS, INC. AND SUBSIDIARIES
         (a wholly owned subsidiary of the Norcal Waste Systems, Inc.
                   Employee Stock Ownership Plan and Trust)

                CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY
                    For the six months ended March 31, 2000
                                (in thousands)
                                  (unaudited)

                                                                                    Accumulated         Net
                                                       Additional                      other         scheduled
                                     Common Stock       paid-in     Accumulated     comprehensive   contribution
                                   Shares    Amount     capital       deficit         income       to the ESOP        Total
                                  -------    ------    ----------   -----------   -------------   -------------    ----------
Balances, September 30, 1999       24,135      $241      $166,919      $(79,372)          $(200)       $(22,618)      $64,970
 Net income                             -         -             -         9,991               -               -         9,991
 Other comprehensive income,
  net of tax                            -         -             -             -            (223)                         (223)
Contributions to reduce
 ESOP debt                              -         -             -             -               -             594           594
                                 --------    ------    ----------   -----------   -------------   -------------    ----------
Balances, March 31, 2000           24,135      $241      $166,919      $(69,381)          $(423)       $(22,024)      $75,332
                                 ========    ======    ==========   ===========   =============   =============    ==========

          See accompanying notes to consolidated financial statements

                  NORCAL WASTE SYSTEMS, INC. AND SUBSIDIARIES
          (a wholly owned subsidiary of the Norcal Waste Systems, Inc.
                    Employee Stock Ownership Plan and Trust)

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                  (unaudited)

                                                                                                 Six Months Ended
                                                                                                    March 31,
                                                                                               2000          1999
                                                                                            ----------     --------
Cash flows from operating activities:
 Net income                                                                                   $  9,991     $  5,966
 Adjustments to reconcile net income to net cash provided by operating activities:
   Depreciation and amortization                                                                11,500       10,307
   ESOP compensation expense                                                                     1,677        2,096
   Senior notes interest and amortized financing costs                                             911          881
   Other                                                                                         1,360         (756)
   Changes in assets and liabilities, net of effects of acquisitions and dispositions           (2,588)       2,486
                                                                                            ----------     --------
      Net cash provided by operating activities                                                 22,851       20,980
                                                                                            ----------     --------

Cash flows from investing activities:
 Acquisitions of property and equipment                                                         (9,879)     (14,787)
 Payments for businesses acquired                                                               (1,610)      (9,863)
 Proceeds from dispositions                                                                        868          752
 Other                                                                                             300          110
                                                                                            ----------     --------
      Net cash used in investing activities                                                    (10,321)     (23,788)
                                                                                            ----------     --------

Cash flows from financing activities:
 Principal payments on long-term debt and capitalized leases                                      (480)      (1,036)
 Proceeds from other debt                                                                            -          149
                                                                                            ----------     --------
      Net cash used in financing activities                                                       (480)        (887)
                                                                                            ----------     --------

Net increase (decrease) in cash and cash equivalents                                            12,050       (3,695)
Cash and cash equivalents, beginning balance                                                    42,166       39,752
                                                                                            ----------     --------
Cash and cash equivalents, ending balance                                                     $ 54,216     $ 36,057
                                                                                            ==========     ========

 Supplemental cash flow information:
   Interest                                                                                   $ 12,327     $ 12,338
                                                                                            ==========     ========
   Income taxes                                                                               $  1,095     $     29
                                                                                            ==========     ========
   Schedule of noncash investing and financing activities:
     Debt issued and liabilities assumed in acquisitions                                      $    108     $  2,945
                                                                                            ==========     ========

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

(3)  Long-term Debt

       Long-term debt at March 31, 2000 and September 30, 1999 is summarized as follows:
                                (in thousands)

                                                                                 March 31   September 30
                                                                                 --------   ------------
       Senior Notes due November 15, 2005, interest at 13.5%                     $171,567       $171,374
       Note payable for business acquired, due in monthly installments
          through 2016, interest imputed at 8.75%                                   1,563          1,584
       Convertible notes payable for business acquired, due in eight quarterly
          installments beginning December 2001, interest imputed at 8.5%            1,859          1,838
       Notes payable to former shareholders, due in monthly installments
          through 2017, interest at 6% to 8.5%                                        648            676
       Other notes                                                                    929            913
                                                                                 --------       --------
                Total debt                                                        176,566        176,385
                Less current portion                                                  317            383
                                                                                 --------       --------
       Long-term debt                                                            $176,249       $176,002
                                                                                 ========       ========

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

       In conjunction with the private debt offering, the Company entered into a new Credit Agreement (the "Credit Agreement") with a group of lenders and Fleet Boston Financial, as Agent. The Credit Agreement, as amended, provides for a revolving credit facility in an amount currently of up to $85.0 million (depending upon certain financial ratios), up to $25.0 million of which may be used for letters of credit. At March 31, 2000, the Company had utilized $2.3 million of its credit facility for letters of credit and had availability under the Credit Agreement (based on limitations imposed by certain financial ratios) of $60.0 million along with $22.7 million which may be utilized for additional letters of credit. Changes in availability under the Credit Agreement are a function of changes in operating results, among other things.

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

                                                      Six Months Ended
                                               March 31, 2000   March 31, 1999
                                               --------------   --------------
                                                       (in thousands)

           Net income                                  $9,991            $5,966
           Other comprehensive income:
                 Unrealized gains (losses) on
                 trust accounts, net of tax             (223)              (171)
                                                       ------            ------
           Total comprehensive income                  $9,768            $5,795
                                                       ======            ======


(7)  San Bernardino Contract

       Included in the footnotes to the financial statements as contained in the Company's Annual Report for the fiscal year ended September 30, 1999 was discussion of matters relating to the status and other information concerning the San Bernardino contract.

       In late April and early May, 2000, the Board of Supervisors of San Bernardino County (the "County") voted to authorize the filing of civil lawsuits against at least 16 entities and individuals, including the Company, James J. Hlawek, the immediate former Chief Administrative Officer of the County, Harry
M. Mays, a former consultant of the Company and Mr. Hlawek's predecessor as Chief Administrative Officer of the County, and Kenneth James Walsh, a former employee of the Company. Messrs. Hlawek, Mays and Walsh all have pleaded guilty to federal charges of conspiring to pay and accept bribes to influence or reward Mr. Hlawek in connection with his official duties. The County's lawsuit against the Company is expected to be filed within 30 days of April 25, 2000. The Company does not yet know what claims the County will bring, the facts the County will allege in support of those claims, all the defendants that will be named, or what remedy or recovery the complaint will seek against the Company and other defendants. However, based on discussions with representatives of the County and press accounts, the Company believes that the complaint is likely to include allegations that Hlawek was at the center of a bribery scheme in connection with contracts between the County and a number of companies and individuals doing business with the County, including the 1995 contract with the Company pursuant to which the Company operated (through its San Bernardino subsidiary) all active landfills owned by the County and was primarily responsible for implementing the County's strategic plan concerning the County's long-term waste disposal needs (the "1995 Contract"); that Mays and Walsh conspired to pay bribes to Hlawek to influence his official duties in connection with the 1995 Contract; and that Hlawek also accepted bribes from a firm that underwrote bonds issued by the County to help fund the 1995 Contract. The Company also believes that the County will proceed against the Company under
Section 1090 of the California Government Code, which prohibits governmental officials from being "financially interested in any contract made by them in their official capacity, or by any body or board of which they are members," and
Section 1092 of the California Government Code, which provides that contracts violating Section 1090 "may be avoided." The complaint may assert that these statutes (the "Statutes") allow the County to recover all payments made to the Company under the 1995 Contract, without regard to the value of services performed.

       Based on its own internal investigation, the Company believes that Messrs. Walsh and Mays were acting purely for their own personal gain and that none of the Company's other employees or consultants were aware of or otherwise involved with Messrs. Walsh's and Mays' illegal conduct. The Company believes that the Statutes do not apply to the circumstances and that an action brought pursuant to the Statutes would have no merit. However, at this stage, factual investigation is continuing and no complaint has even been filed. Of course, the ultimate outcome of legal proceedings cannot be determined with certainty and should the County prevail against the Company under the Statutes, it could have a material adverse effect on the Company's business, operating results and financial condition. If the lawsuit is filed, the Company intends to vigorously defend itself and is evaluating claims it may have against the County and others.

       Pursuant to the January, 2000 amendment to the 1995 Contract, the Contract shall end no later than 90 days from the Company's receipt of written notice of termination by the County after identification of the successful proposer under the Request for Proposal process for a new contract, and in any event no later than June 30, 2001. In light of the County Board of Supervisors' authorization of litigation against the Company, there is some question whether the Company will be permitted to bid on the new contract.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

       Forward Looking Statements. Those statements followed by an asterisk (*) are forward looking statements. These forward looking statements, which reflect management's beliefs, objectives and expectations as of the date hereof, are necessarily estimates based on the best judgment of the Company's senior management. Any such statements should be considered in light of various risks and uncertainties that could cause results to differ materially from expectations, estimates or forecasts expressed. Readers are cautioned not to place undue reliance on these forward looking statements, which speak only as of the date of this quarterly report. The various risks and uncertainties include, but are not limited to: changes in general economic conditions, inability to maintain rates sufficient to cover costs, inability to obtain timely rate increases, inability to reduce costs related to the loss of revenues, loss of material contracts (including the loss of the Company's contract with the County of San Bernardino), fluctuations in commodities prices, changes in environmental regulations or related laws, inability to settle union labor contract disputes, competition and consequences of the Company's S Corporation election. The Company does not undertake any obligation to publicly update or release any revision to these forward looking statements to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events.

       On November 21, 1995, the Company issued 12.5% Series A Senior Notes in an aggregate principal amount of $175.0 million, for which it received proceeds, after original issue discount, of approximately $170.2 million. The Company used the proceeds from this offering (less certain associated expenses), together with certain cash balances, to retire approximately $199.1 million of its then outstanding indebtedness and certain of the ESOP's indebtedness to third parties. Concurrent with this offering, the Company entered into a new bank credit agreement providing for a revolving credit facility with a maximum current availability of $85.0 million, of which up to $25.0 million may be used for letters of credit. These transactions are collectively referred to as the "Refinancing Transaction."

       The following discussion pertains to the Company's operations for the three and six months ended March 31, 2000 and 1999 and should be read in conjunction with the unaudited consolidated financial statements and related notes thereto included elsewhere herein, and the Company's Annual Report for the fiscal year ended September 30, 1999.

       Introduction

       Norcal Waste Systems, Inc. ("Norcal") and its subsidiaries (collectively referred to herein as the "Company") provide solid waste management services throughout California, including collection, transfer, disposal, landfill management, recycling and other waste services. The Company operates 14 landfills in California, four of which it owns and 10 of which are owned by local governmental entities. The Company currently serves an estimated 469,000 customers.

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

  Results of Operations

                  NORCAL WASTE SYSTEMS, INC. AND SUBSIDIARIES
                       Summary Statements of Operations

                                                                         Relationship to Total Revenues
                                                              Three Months Ended                  Six Months Ended
                                                                   March 31,                          March 31,
                                                               2000           1999               2000           1999
                                                           -----------    -----------        -----------    -----------
Revenues:
 Collection and disposal operations                               80.8%          77.9%              81.8%          78.0%
 Third party landfill management services                         11.7%          18.0%              11.1%          17.9%
 Recycled commodities sales                                        7.5%           4.1%               7.1%           4.1%
                                                           -----------    -----------        -----------    -----------
   Total revenues                                                100.0%         100.0%             100.0%         100.0%
                                                           -----------    -----------        -----------    -----------

Cost of operations:
 Operating expenses                                               70.6%          71.6%              69.3%          71.2%
 Depreciation and amortization                                     6.7%           6.3%               6.8%           6.2%
 ESOP compensation expense                                         1.1%           0.7%               1.2%           1.5%
 General and administrative                                       11.0%          11.8%              10.7%          11.1%
                                                           -----------    -----------        -----------    -----------
   Total cost of operations                                       89.4%          90.4%              88.0%          90.0%
                                                           -----------    -----------        -----------    -----------
     Operating income                                             10.6%           9.6%              12.0%          10.0%

 Interest expense                                                 -7.7%          -7.8%              -7.8%          -7.8%
 Interest income                                                   1.4%           0.9%               1.2%           1.0%
 Other income, net                                                 0.9%           0.8%               0.6%           0.4%
                                                           -----------    -----------        -----------    -----------
     Income before income taxes                                    5.2%           3.5%               6.0%           3.6%
Income tax expense                                                 0.1%           0.0%               0.1%           0.0%
                                                           -----------    -----------        -----------    -----------
     Net income                                                    5.1%           3.5%               5.9%           3.6%
                                                           ===========    ===========        ===========    ===========

The following table sets forth the dollar and percentage changes for the three month periods ended March 31, 2000 and March 31, 1999 and the dollar and percentage changes for the six month periods ended March 31, 2000 and March 31, 1999:

                  NORCAL WASTE SYSTEMS, INC. AND SUBSIDIARIES
                       Summary Statements of Operations

                                                                Comparison of                       Comparison of
                                                             Three Month Periods                  Six Month Periods
                                                               $               %                  $              %
                                                           -----------    -----------        -----------    -----------
Revenues:
 Collection and disposal operations                              4,579            7.1%             9,238            7.1%
 Third party landfill management services                       -4,860          -32.6%           -10,838          -36.5%
 Recycled commodities sales                                      3,036           89.0%             5,207           76.9%
                                                           -----------    -----------        -----------    -----------
   Total revenues                                                2,755            3.3%             3,607            2.2%
                                                           -----------    -----------        -----------    -----------

Cost of operations:
 Operating expenses                                              1,176            2.0%              -599           -0.5%
 Depreciation and amortization                                     466            8.9%             1,193           11.6%
 ESOP compensation expense                                         353           57.4%              -366          -14.9%
 General and administrative                                       -345           -3.6%              -321           -1.7%
                                                           -----------    -----------        -----------    -----------
   Total cost of operations                                      1,650            2.2%               -93           -0.1%
                                                           -----------    -----------        -----------    -----------
     Operating income                                            1,105           13.9%             3,699           22.3%

 Interest expense                                                 -105            1.6%              -246            1.9%
 Interest income                                                   477           62.8%               497           30.1%
 Other income, net                                                  71           10.5%               313           43.3%
                                                           -----------    -----------        -----------    -----------
     Income before income taxes                                  1,548           53.1%             4,263           71.5%
Income tax expense                                                 108          100.0%               238          100.0%
                                                           -----------    -----------        -----------    -----------
     Net income                                                  1,440           49.4%             4,025           67.5%
                                                           ===========    ===========        ===========    ===========

Three months ended March 31, 2000 and 1999

     Revenues. Revenues for the three months ended March 31, 2000 increased $2.8 million (3.3%) to $85.6 million from $82.8 million for the three months ended March 31, 1999. Waste collection and disposal revenues increased $4.6 million, approximately $3.1 million due to general volume increases, $1.0 million due to rate increases in several service areas and the remainder due to operations acquired in Los Angeles. Recycled commodities sales revenues increased $3.0 million due to higher commodity prices. Third party landfill management revenues decreased $4.9 million due primarily to a $6.3 million decrease in project related activity in San Bernardino County due to a decrease in both the timing and scope of projects. The lower project revenues were partially offset by revenues of $1.1 million from waste tire remediation projects.

     Operating Expenses. Operating expenses for the three months ended March 31, 2000 increased $1.2 million (2.0%) to $60.4 million from $59.2 million for the three months ended March 31, 1999. As a percentage of revenues, operating expenses decreased to 70.6% for the three months ended March 31, 2000 from 71.6% for the three months ended March 31, 1999. Payroll costs increased $2.5 million due to scheduled union wage increases, recycling purchasing costs increased $1.5 million due to higher commodity prices, disposal costs increased $0.8 million due primarily to increased volumes and fuel costs increased $0.5 million due to higher prices. These increased costs were partially offset by lower project and subcontractor related costs of $4.0 million, primarily as a result of decreased activity in San Bernardino County, described above.

  Depreciation and Amortization. Depreciation and amortization increased $0.5 million (8.9%) to $5.7 million for the three months ended March 31, 2000 from $5.2 million for the three months ended March 31, 1999. As a percentage of revenues, depreciation and amortization increased to 6.7% for the three months ended March 31, 2000 from 6.3% for the three months ended March 31, 1999. The primary cause of the increase in depreciation and amortization for the three months ended March 31, 2000 was higher capital expenditures in the previous year. As a consequence of increased capital expenditures, the Company contemplates increased depreciation expense.*

  ESOP Compensation Expense. ESOP compensation expense is primarily based on the cost of shares allocated as determined by the Company's contribution to the ESOP, along with contributions to fund distributions to retired, terminated and withdrawing participants. ESOP compensation expense for the three months ended March 31, 2000 increased $0.4 million (57.4%) to $1.0 million from $0.6 million for the three months ended March 31, 1999. The increase in expense can be attributed to the change in contributions expected to be made to the ESOP based upon a revised payment schedule, as a result of the Company's S Corporation election, which was adopted in the third quarter of the Company's 1999 fiscal year.

  Operating Income. Operating income increased $1.1 million (13.9%) to $9.1 million for the three months ended March 31, 2000 from $8.0 million for the three months ended March 31, 1999. As a percentage of revenues, operating income increased to 10.6% for the three months ended March 31, 2000 from 9.6% for the three months ended March 31, 1999. The primary causes of the increase in operating income for the three months ended March 31, 2000 were higher collection and disposal volumes and recycling revenues, partially offset by lower earnings from third party landfill management services described above.

  Interest Income. Interest income for the three months ended March 31, 2000 increased $0.5 million (62.8%) to $1.2 million from $0.7 million for the three months ended March 31, 1999. The increase is due to additional interest earned on higher cash balances in the current period.

  Income Tax Expense. The Company experienced an effective rate of 2.0% for the three months ended March 31, 2000 based primarily on the state tax rate of 1.5% for S Corporations. The Company experienced an effective rate of zero for the three months ended March 31, 1999 as a result of the Company's S Corporation election, effective October 1, 1998 and anticipated results of operations from the Company's four subsidiaries which did not elect to become divisions of the S Corporation.

  Net Income. Net income increased $1.4 million to $4.4 million for the three months ended March 31, 2000 from $2.9 million for the three months ended March 31, 1999. The increase in net income for the three months ended March 31, 2000 was due to higher operating income and interest income described above.

Six months ended March 31, 2000 and 1999

  Revenues. Revenues for the six months ended March 31, 2000 increased $3.6 million (2.2%) to $169.7 million from $166.1 million for the six months ended March 31, 1999. Waste collection and disposal revenues increased $9.2 million, approximately $6.1 million due to general volume increases, $1.9 million due to rate increases in several service areas and the remainder due to operations acquired in Los Angeles in October and November 1998. Recycled commodities sales revenues increased $5.2 million due to higher commodity prices. Third party landfill management revenues decreased $10.8 million due to a $12.7 million decrease in project related activity in San Bernardino County due to a decrease in both the timing and scope of projects. These lower project revenues were partially offset by revenues of $2.3 million from waste tire remediation projects.

  Operating Expenses. Operating expenses for the six months ended March 31, 2000 decreased $0.6 million (0.5%) to $117.7 million from $118.3 million for the six months ended March 31, 1999. As a percentage of revenues, operating expenses decreased to 69.3% for the six months ended March 31, 2000 from 71.2% for the six months ended March 31, 1999. Project and subcontractor related costs decreased $10.3 million as a result of decreased activity in San Bernardino County, described above. These decreased costs which were partially offset by higher payroll costs of $4.4 million due to scheduled union wage increases, increased recycling purchasing costs of $2.4 million due to higher commodity prices, higher disposal costs of $2.0 million due primarily to increased volumes and increased fuel costs of $0.9 million due to higher prices.

  Depreciation and Amortization. Depreciation and amortization increased $1.2 million (11.6%) to $11.5 million for the six months ended March 31, 2000 from $10.3 million for the six months ended March 31, 1999. As a percentage of revenues, depreciation and amortization increased to 6.8% for the six months ended March 31, 2000 from 6.2% for the six months ended March 31, 1999. The primary causes of the increase in depreciation and amortization for the three months ended March 31, 2000 was higher capital expenditures in the previous year and the acceleration of amortization for certain intangible assets in the current period. As a consequence of increased capital expenditures, the Company contemplates increased depreciation expense.*

  Operating Income. Operating income increased $3.7 million (22.3%) to $20.3 million for the six months ended March 31, 2000 from $16.6 million for the six months ended March 31, 1999. As a percentage of revenues, operating income increased to 12.0% for the six months ended March 31, 2000 from 10.0% for the six months ended March 31, 1999. The primary causes of the increase in operating income for the six months ended March 31, 2000 were higher collection and disposal volumes and recycling revenues, partially offset by lower earnings from third party landfill management services described above.

  Interest Income. Interest income for the six months ended March 31, 2000 increased $0.5 million (30.1%) to $2.1 million from $1.6 million for the six months ended March 31, 1999. The increase is due to additional interest earned on higher cash balances in the current period.

  Income Tax Expense. The Company experienced an effective rate of 2.0% for the six months ended March 31, 2000 based primarily on the state tax rate of 1.5% for S Corporations. The Company experienced an effective rate of zero for the six months ended March 31, 1999 as a result of the Company's S Corporation election, effective October 1, 1998 and anticipated results of operations from the Company's four subsidiaries which did not elect to become divisions of the S Corporation.

  Net Income. Net income increased $4.0 million to $10.0 million for the six months ended March 31, 2000 from $6.0 million for the six months ended March 31, 1999. The increase in net income for the six months ended March 31, 2000 was due to higher operating income and interest income described above.

  Liquidity and Capital Resources

  The Company's cash requirements consist principally of working capital requirements, interest on outstanding indebtedness, capital expenditures and deposits to trust funds to satisfy certain environmental statutes and regulations. The Company had working capital of $42.7 million at March 31, 2000 compared to $29.9 million at September 30, 1999.

  As part of the Refinancing Transaction the Company entered into the Credit Agreement which currently provides for up to $85.0 million of additional borrowings (which maximum amount may be reduced by $2.5 million per calendar quarter) and which, subject to certain limitations and covenant restrictions (including financial ratios), can be drawn by the Company to fund ongoing operations, invest in capital equipment and/or facilities and to finance acquisitions. The Credit Agreement expires in November 2000. At March 31, 2000, the Company had utilized $2.3 million of the credit facility provided by the Credit Agreement for letters of credit and had availability under the Credit Agreement of approximately $60.0 million for borrowings unrelated to letters of credit, with an additional $22.7 million available for letters of credit. Changes in availability under the Credit Agreement are a function of changes in operating results, among other things. In addition, certain covenant measures become more restrictive over time.

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

  The Senior Notes mature in November 2005. As of March 31, 2000, interest on the Senior Notes accrued at the rate of 13.5% per annum. However, the interest rate on the Senior Notes is subject to decrease to 12.5% at such time the Company (in one or more transactions) offers to purchase (whether or not any actual purchases are made) or redeems an aggregate of $25.0 million in principal amount of Senior Notes out of the proceeds of equity sales.

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

  Cash Flow from Operating Activities. Cash provided by operating activities was $22.9 million for the six months ended March 31, 2000 compared to $21.0 million for the same period last year.

  Cash Flow from Investing Activities. Cash used in investing activities was $10.3 million for the six months ended March 31, 2000 compared to cash used of $23.8 million for the same period last year. During the current period, the Company used $9.9 million on capital expenditures, primarily vehicles, containers and other equipment compared to $14.8 million for similar equipment in the same period last year. In October and November 1998, the Company also used $9.9 million to purchase the stock of one solid waste collection company and substantially all of the assets of two other solid waste collection companies in Southern California.

  Cash Flow from Financing Activities. Cash used in financing activities was $0.5 million for the six months ended March 31, 2000 compared to $0.9 million for the six months ended March 31, 1999. Activity in both periods consisted primarily of scheduled note and capital lease payments.

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

  Due to the Company's concentration in California, cyclical economic conditions in California will have an impact on the Company's results.* A significant economic downturn in California could have an adverse impact on the Company's results of operations.*

  San Bernardino Contract

  In late April and early May, 2000, the Board of Supervisors of San Bernardino County (the "County") voted to authorize the filing of civil lawsuits against at least 16 entities and individuals, including the Company, James J. Hlawek, the immediate former Chief Administrative Officer of the County, Harry M. Mays, a former consultant of the Company and Mr. Hlawek's predecessor as Chief Administrative Officer of the County, and Kenneth James Walsh, a former employee of the Company. Messrs. Hlawek, Mays and Walsh all have pleaded guilty to federal charges of conspiring to pay and accept bribes to influence or reward Mr. Hlawek in connection with his official duties. The County's lawsuit against the Company is expected to be filed within 30 days of April 25, 2000. The Company does not yet know what claims the County will bring, the facts the County will allege in support of those claims, all the defendants that will be named, or what remedy or recovery the complaint will seek against the Company and other defendants. However, based on discussions with representatives of the County and press accounts, the Company believes that the complaint is likely to include allegations that Hlawek was at the center of a bribery scheme in connection with contracts between the County and a number of companies and individuals doing business with the County, including the 1995 contract with the Company pursuant to which the Company operated (through its San Bernardino subsidiary) all active landfills owned by the County and was primarily responsible for implementing the County's strategic plan concerning the County's long-term waste disposal needs (the "1995 Contract"); that Mays and Walsh conspired to pay bribes to Hlawek to influence his official duties in connection with the 1995 Contract; and that Hlawek also accepted bribes from a firm that underwrote bonds issued by the County to help fund the 1995 Contract. The Company also believes that the County will proceed against the Company under
Section 1090 of the California Government Code, which prohibits governmental officials from being "financially interested in any contract made by them in their official capacity, or by any body or board of which they are members," and
Section 1092 of the California Government Code, which provides that contracts violating Section 1090 "may be avoided." The complaint may assert that these statutes (the "Statutes") allow the County to recover all payments made to the Company under the 1995 Contract, without regard to the value of services performed.

  Based on its own internal investigation, the Company believes that Messrs. Walsh and Mays were acting purely for their own personal gain and that none of the Company's other employees or consultants were aware of or otherwise involved with Messrs. Walsh's and Mays' illegal conduct. The Company believes that the Statutes do not apply to the circumstances and that an action brought pursuant to the Statutes would have no merit. However, at this stage, factual investigation is continuing and no complaint has even been filed. Of course, the ultimate outcome of legal proceedings cannot be determined with certainty and should the County prevail against the Company under the Statutes, it could have a material adverse effect on the Company's business, operating results and financial condition. If the lawsuit is filed, the Company intends to vigorously defend itself and is evaluating claims it may have against the County and others.

  Pursuant to the January, 2000 amendment to the 1995 Contract, the Contract shall end no later than 90 days from the Company's receipt of written notice of termination by the County after identification of the successful proposer under the Request for Proposal process for a new contract, and in any event no later than June 30, 2001. In light of the County Board of Supervisors' authorization of litigation against the Company, there is some question whether the Company will be permitted to bid on the new contract.

  Eureka Landfill and Transfer Station

  In November 1999, the Company entered into an agreement with Humboldt Waste Management Authority ("HWMA") pursuant to which the Company would transfer to HWMA ownership of the Cummings Road Landfill and the Company's Eureka Transfer Station. As part of the agreement, the Company would receive certain cash payments totaling approximately $3.6 million from the HWMA and HWMA would assume certain closure/post-closure, corrective action and operational responsibilities with respect to the Cummings Road Landfill. The Company would retain liability for its operation of the landfill prior to the closing of the transaction and for any defect in corrective action work performed by the Company at the landfill prior to the closing of the transaction. Under the agreement, the Company would also transfer to HWMA its interest in the closure/post-closure and corrective action trust funds relating to the landfill. The consummation of the agreement is subject to several closing conditions.

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


Item 3. Quantitative and Qualitative Disclosure About Market Risk

  None

                          PART II - OTHER INFORMATION

     Item 1.     Legal Proceedings

     Litigation Regarding the Former ESOP Notes.

     Appellate proceedings are ongoing in (1) the action initiated by certain holders of prior notes issued by the ESOP ("Noteholders") in which the claims against the Company and the ESOP were settled in 1995 (the "Settlement") and in which the remaining defendant, a financial institution, later asserted unsuccessful indemnity claims against Norcal and the ESOP, and (2) the separate action brought by that financial institution against the ESOP alone, unsuccessfully raising the same indemnity issues. The financial institution has now dismissed its appeal as to Norcal and is appealing only the indemnity rulings in favor of the ESOP and certain rulings in favor of the Noteholders. The Noteholders' appeal of the judgment against them alleges, among other things, that the court lacks subject matter jurisdiction over the action. In the event that for any reason the judgments or any of the rulings in favor of Norcal and the ESOP are reversed, vacated or otherwise invalidated on appeal, it remains unlikely, given the terms of the Settlement, including the indemnity provided Norcal and the ESOP by the Noteholders, that Norcal's or the ESOP's financial exposure to the financial institution would materially exceed the amount of the financial institution's legal fees and expenses.

     Item 2.     Changes in Securities

      None

     Item 3.     Defaults Upon Senior Securities

      None

     Item 4.     Submission of Matters to a Vote of Security Holders

      None

     Item 5.     Other Information

      None

     Item 6.     Exhibits and Certain Reports

     (a)  Exhibits:

     27.0     Financial Data Schedule (EDGAR version only)

     (b)  Reports on Form 8-K:

     On February 17, 2000, the Company filed a current report relating to the amendment of the Company's contract with San Bernardino County to expire no later than June 30, 2001.


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

     Dated: May 18, 2000