Form 10-Q
period 2000-06-30
NORCAL WASTE SYSTEMS INC
filed 2000-08-14
CIK 932923

          This Quarterly Report is filed by Norcal Waste Systems, Inc.
              pursuant to certain contractual requirements and not
                 pursuant to the Securities Exchange Act of 1934
                    and the rules and regulations thereunder.

                                QUARTERLY REPORT

                  For the Quarterly Period ended June 30, 2000


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

                                (415) 875-1000
                -----------------------------------------------
               Company's telephone number, including area code


Norcal Waste Systems, Inc. is currently 100% owned by an employee stock ownership plan.



Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date. On August 7, 2000, there were 24,134,973 shares of $.01 par value Common Stock outstanding.

                           NORCAL WASTE SYSTEMS, INC.
               Quarterly Report for the period ended June 30, 2000

                                      Index

Part I - Financial Information

Item 1.   Consolidated Financial Statements:

          Consolidated Balance Sheets - June 30, 2000 and September 30, 1999 Consolidated Statements of Operations - Three and Nine months ended
           June 30, 2000 and 1999
          Consolidated Statement of Stockholder's Equity - Nine months ended
           June 30, 2000
          Consolidated Statements of Cash Flows - Nine months ended June 30,
           2000 and 1999
          Notes to Consolidated Financial Statements

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

                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)
                                   (unaudited)

                                                                   June 30,  September 30,
                                                                     2000       1999
                                                                   --------  -------------
                                   Assets
Current assets:
    Cash                                                           $ 62,654   $ 42,166
    Marketable securities                                             6,561      5,552
    Accounts receivable, less allowance for doubtful accounts of
       $2,021 at June 30, 2000 and $2,017 at September 30, 1999      44,346     46,369
    Parts and supplies                                                2,377      2,102
    Prepaid expenses                                                  2,955      3,362
                                                                   --------   --------
          Total current assets                                      118,839     99,551
                                                                   --------   --------

Property and equipment:
    Land                                                             45,240     46,392
    Landfills                                                        25,457     27,300
    Buildings and improvements                                       48,812     51,904
    Vehicles and equipment                                          161,121    150,908
    Construction in progress                                          4,906      8,530
                                                                   --------   --------
          Total property and equipment                              285,536    285,034
    Less accumulated depreciation and amortization                  123,235    120,024
                                                                   --------   --------
          Property and equipment, net                               162,301    165,010
                                                                   --------   --------

Franchises, permits and other intangibles, net                       79,928     79,217
Trust accounts                                                       24,164     36,744
Deferred financing costs, net                                         4,572      5,578
Other assets                                                          1,802      7,709
                                                                   --------   --------
          Total other assets                                        110,466    129,248
                                                                   --------   --------
              Total assets                                         $391,660   $393,809
                                                                   ========   ========

           See accompanying notes to consolidated financial statements

                   NORCAL WASTE SYSTEMS, INC. AND SUBSIDIARIES
          (a wholly owned subsidiary of the Norcal Waste Systems, Inc.
                    Employee Stock Ownership Plan and Trust)

                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)
                                   (unaudited)


                                                                    June 30,   September 30,
                                                                      2000         1999
                                                                   ---------   -------------
                    Liabilities and Stockholder's Equity

Current liabilities:
    Current portion:
       Long-term debt                                              $     322    $     383
       Capital lease obligations                                         287          582
    Accounts payable                                                   6,646        6,064
    Accrued expenses                                                  47,590       53,534
    Accrued litigation settlement                                      6,561         --
    Income taxes payable                                                 640        1,311
    Deferred revenues                                                  3,780        3,592
    Other accrued liabilities                                          2,775        4,164
                                                                   ---------    ---------
          Total current liabilities                                   68,601       69,630
                                                                   ---------    ---------

Long-term debt                                                       176,243      176,002
Obligations under capital leases                                         108          285
Deferred income taxes                                                  6,776        6,850
Landfill closure liability                                            16,501       27,009
Postretirement medical benefits                                       34,807       34,177
Other liabilities                                                     14,037       14,886
                                                                   ---------    ---------
          Total liabilities                                          317,073      328,839
                                                                   ---------    ---------
Commitments and contingencies
Stockholder's equity:
    Common stock, $.01 par value; 100,000,000 shares authorized;
       24,134,973 shares issued and outstanding                          241          241
    Additional paid-in-capital                                       166,919      166,919
    Accumulated deficit                                              (70,467)     (79,372)
    Accumulated other comprehensive income                              (370)        (200)
                                                                   ---------    ---------
                                                                      96,323       87,588
Less net scheduled contribution to the ESOP                          (21,736)     (22,618)
                                                                   ---------    ---------
          Total stockholder's equity                                  74,587       64,970
                                                                   ---------    ---------
              Total liabilities and stockholder's equity           $ 391,660    $ 393,809
                                                                   =========    =========

           See accompanying notes to consolidated financial statements

                   NORCAL WASTE SYSTEMS, INC. AND SUBSIDIARIES
          (a wholly owned subsidiary of the Norcal Waste Systems, Inc.
                    Employee Stock Ownership Plan and Trust)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (in thousands)
                                   (unaudited)


                                             Three Months Ended        Nine Months Ended
                                                   June 30,                 June 30,
                                             2000         1999         2000         1999
                                           ---------    ---------    ---------    ---------

Revenues                                   $  88,855    $  87,173    $ 258,579    $ 253,290
                                           ---------    ---------    ---------    ---------
Cost of operations:
    Operating expenses                        62,145       61,928      179,811      180,120
    Depreciation and amortization              5,709        5,508       17,210       15,815
    ESOP compensation expense                  1,033          442        3,116        2,891
    Litigation settlement                      6,561         --          6,561         --
    General and administrative                 9,634        9,849       27,816       28,424
                                           ---------    ---------    ---------    ---------
       Total cost of operations               85,082       77,727      234,514      227,250
                                           ---------    ---------    ---------    ---------

Operating income                               3,773        9,446       24,065       26,040

Interest expense                              (6,474)      (6,453)     (19,721)     (19,454)
Interest income                                1,247          784        3,395        2,434
Other income, net                                403          205        1,440          928
                                           ---------    ---------    ---------    ---------
       Income (loss) before income taxes      (1,051)       3,982        9,179        9,948
Income tax expense                                35          199          274          199
                                           ---------    ---------    ---------    ---------
       Net income (loss)                   $  (1,086)   $   3,783    $   8,905    $   9,749
                                           =========    =========    =========    =========

           See accompanying notes to consolidated financial statements

                   NORCAL WASTE SYSTEMS, INC. AND SUBSIDIARIES
          (a wholly owned subsidiary of the Norcal Waste Systems, Inc.
                    Employee Stock Ownership Plan and Trust)

                 CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY
                     For the nine months ended June 30, 2000
                                 (in thousands)
                                   (unaudited)

                                                                                   Accumulated       Net
                                                       Additional                    other        scheduled
                                    Common Stock        paid-in     Accumulated   comprehensive  contribution
                                  Shares     Amount     capital       deficit        income      to the ESOP      Total
                                 -------    -------    ----------   -----------   -------------  ------------    --------
Balances, September 30, 1999     24,135      $ 241     $166,919     $(79,372)       $  (200)     $(22,618)       $64,970
   Net income                      --         --           --          8,905           --            --            8,905
   Other comprehensive income,
     net of tax                    --         --           --           --             (170)         --             (170)
    Contributions to ESOP                                                                             882            882
                                 ------      -----     --------     --------        -------      --------        -------
Balances, June 30, 2000          24,135      $ 241     $166,919     $(70,467)       $  (370)     $(21,736)       $74,587
                                 ======      =====     ========     ========        =======      ========        =======

          See accompanying notes to consolidated financial statements

                   NORCAL WASTE SYSTEMS, INC. AND SUBSIDIARIES
          (a wholly owned subsidiary of the Norcal Waste Systems, Inc.
                    Employee Stock Ownership Plan and Trust)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                                                          Nine Months Ended
                                                                                               June 30,
                                                                                          2000        1999
                                                                                        ---------   ---------
Cash flows from operating activities:
    Net income                                                                          $  8,905    $  9,749
    Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation and amortization                                                       17,210      15,815
      ESOP compensation expense                                                              134         673
      Accrual for litigation settlement                                                    6,561        --
      Senior notes interest and amortized financing costs                                 (4,526)     (4,618)
      Other                                                                                3,807      (2,881)
      Changes in assets and liabilities, net of effects of acquisitions and
       dispositions                                                                        1,855       6,340
                                                                                        --------    --------
           Net cash provided by operating activities                                      33,946      25,078
                                                                                        --------    --------

Cash flows from investing activities:
    Acquisitions of property and equipment                                               (15,036)    (25,837)
    Payments for businesses acquired                                                      (3,068)     (9,866)
    Proceeds from dispositions                                                             4,848         960
    Other                                                                                    550         188
                                                                                        --------    --------
           Net cash used in investing activities                                         (12,706)    (34,555)
                                                                                        --------    --------

Cash flows from financing activities:
    Principal payments on long-term debt and capitalized leases                             (752)     (1,524)
    Proceeds from other debt                                                                --           149
                                                                                        --------    --------
           Net cash used in financing activities                                            (752)     (1,372)
                                                                                        --------    --------

Net increase (decrease) in cash and cash equivalents                                      20,488     (10,849)
Cash and cash equivalents, beginning balance                                              42,166      39,752
                                                                                        --------    --------
Cash and cash equivalents, ending balance                                               $ 62,654    $ 28,903
                                                                                        ========    ========

    Supplemental cash flow information:
       Interest                                                                         $ 24,389    $ 24,443
                                                                                        ========    ========
       Income taxes                                                                     $  1,270    $     36
                                                                                        ========    ========
       Schedule of noncash investing and financing activities:
          Debt issued and liabilities assumed in acquisitions                           $    122    $  2,945
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

(3) Long-term Debt

     Long-term debt at June 30, 2000 and September 30, 1999 is summarized as follows:

                                        (in thousands)
                                                                                 June 30     September 30
                                                                               ---------     ------------
     Senior Notes due November 15, 2005, interest at 13.5%                     $ 171,663      $ 171,374
     Note payable for business acquired, due in monthly installments
        through 2016, interest imputed at 8.75%                                    1,553          1,584
     Convertible notes payable for business acquired, due in eight quarterly
        installments beginning December 2001, interest imputed at 8.5%             1,869          1,838
     Notes payable to former shareholders, due in monthly installments
        through 2017, interest at 6% to 8.5%                                         635            676
     Other notes                                                                     845            913
                                                                               ---------      ---------
               Total debt                                                        176,565        176,385
                Less current portion                                                 322            383
                                                                               ---------      ---------
      Long-term debt                                                           $ 176,243      $ 176,002
                                                                               =========      =========


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

     In conjunction with the private debt offering, the Company entered into a new Credit Agreement (the "Credit Agreement") with a group of lenders and Fleet National Bank, as Agent. The Credit Agreement, as amended, provides for a revolving credit facility in an amount currently of up to $82.5 million (depending upon certain financial ratios), up to $25.0 million of which may be used for letters of credit. At June 30, 2000, the Company had utilized $2.3 million of its credit facility for letters of credit and had availability under the Credit Agreement (based on limitations imposed by certain financial ratios) of $44.3 million along with $22.7 million which may be utilized for additional letters of credit. Changes in availability under the Credit Agreement are a function of changes in operating results, among other things.

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

                                          Nine Months Ended
                                  June 30, 2000       June 30, 1999
                                  -------------       -------------
                                           (in thousands)

Net income                           $ 8,905            $ 9,749
Other comprehensive income:
      Unrealized gains (losses) on
      trust accounts, net of tax        (170)              (386)
                                     -------            -------
Total comprehensive income           $ 8,735            $ 9,363
                                     =======            =======


(7) San Bernardino Contract

     Included in the footnotes to the financial statements as contained in the Company's Annual Report for the fiscal year ended September 30, 1999 was a discussion of matters relating to the status and other information concerning the San Bernardino contract.

     Effective as of July 26, 2000, Norcal and Norcal/San Bernardino, Inc. ("Norcal/SB" and together with Norcal, the "Norcal Parties") entered into a settlement, expressly denying any wrongdoing or legal liability of any kind, with San Bernardino County (the "County"), its current County Administrative Officer and certain County-related entities (collectively the "County Parties") to settle all of the claims asserted against the Norcal Parties in a lawsuit filed by the County Parties on June 8, 2000 in San Bernardino County (the "Action"). The lawsuit also includes claims unrelated to the Norcal Parties against various other defendants, against which the Action will proceed. In the claims against the Norcal Parties, the complaint generally also names as additional defendants James J. Hlawek, the immediate former County Administrative Officer, Harry M. Mays, Mr. Hlawek's predecessor as County Administrative Officer and a former consultant to Norcal, Bio-Reclamation Technologies, Inc., a company affiliated with Mays ("Bio-Reclamation"), and Kenneth James Walsh, a former employee of Norcal. The County Parties' complaint alleged against the Norcal Parties claims for breach of fiduciary duty, fraud, unjust enrichment and constructive trust, as well as certain claims under California statutes, including alleged violations of the Political Reform Act, the Unfair Competition law and the False Claims Act. The complaint also alleged that the County was entitled to restitution of all payments made to the Norcal Parties under Norcal's 1995 contract with the County (the "1995 Contract"), based on Section 1090 of the California Government Code, which prohibits government officials from being "financially interested in any contract made by them in their official capacity, or by any body or board of which they are members," and Section 1092 of the California Government Code, which provides that contracts violating Section 1090 "may be avoided." The complaint was based on allegations of, inter alia, a conspiracy to influence and reward Hlawek in connection with procuring and obtaining solid waste management work connected with the 1995 Contract, pursuant to which Norcal operates (through Norcal/SB) all active landfills owned by the County and is primarily responsible for implementing the County's strategic plan concerning the County's long-term waste disposal needs. The complaint further alleged that money was paid to Hlawek by Mays and/or Walsh out of proceeds of payments Norcal made to Bio-Reclamation under a consulting agreement and kickbacks Walsh allegedly received from a Norcal/SB subcontractor.

     The Norcal Parties have vigorously contested each and every claim alleged against them. Based on its own internal investigation, Norcal believes that Messrs. Walsh and Mays were acting purely for their own personal gain and that no other

                   NORCAL WASTE SYSTEMS, INC. AND SUBSIDIARIES
          (a wholly owned subsidiary of the Norcal Waste Systems, Inc.
                    Employee Stock Ownership Plan and Trust)

            Notes to Consolidated Financial Statements - (Continued)


employees or consultants of the Company were aware of or otherwise involved with Messrs. Walsh's and May's illegal conduct. While the Norcal Parties believe that they have meritorious defenses to the County Parties' claims, they also believe that the settlement agreement is in their best interest because, among other reasons, it resolves this litigation and thereby avoids the further investment by the Company of significant time and expense, management distraction, continuing adverse publicity and uncertainties inherent in litigation, particularly where extraordinary damages are sought.

     The settlement agreement, among other terms, provides for a mutual release by the County and the Norcal Parties of all claims asserted in the Action and various other claims and counterclaims related to the subject matter of the Action, preserving, however, any claims that may arise out of acts occurring after a future date specified in the settlement agreement and certain claims to enforce obligations under the 1995 Contract. The releases generally extend, with certain exceptions, to the parties' officers, directors, employees, agents and others, as well as to any affiliated parties that control, are controlled by or under common control with the parties. On July 27, 2000, the Superior Court of the State of California entered the order required by the settlement agreement and on August 4, 2000 the County Parties dismissed with prejudice the Action as against the Norcal Parties. Pursuant to the settlement, Norcal has paid to the County $6,561,000, and has agreed to pay 50% of any net proceeds of certain claims that the Norcal Parties, or either of them, may choose, in their sole discretion, to assert against certain other defendants in the Action. It is Norcal's current intention to pursue these claims. The Company has recorded the $6,561,000 settlement amount as a litigation expense for the quarterly period ending June 30, 2000. The settlement agreement also provides that the Norcal Parties may not bid on any successor contract with the County until five years after the expiration of the 1995 Contract. Further, the settlement agreement requires both the Norcal Parties and the County Parties to continue to perform their obligations under the 1995 Contract until its final termination.

     During fiscal years 1999, 1998, and 1997 and the nine months ended June 30, 2000, revenues derived from the services the Company performed in the County were approximately $55.1 million (16% of the Company's total revenue), $65.1 million (19% of the Company's total revenue), $55.1 million (17% of the Company's total revenue), and $22.8 million (9% of the Company's total revenue), respectively. Revenues less direct expenses including consulting fees (excluding allocable corporate management fees, lease charges, interest expense and the non-cash portion of ESOP expense, and depreciation and amortization), related to the Company's San Bernardino operations for fiscal years 1999, 1998, and 1997 and the nine months ended June 30, 2000 were approximately $6.6 million, $7.9 million, $7.4 million and $2.8 million, respectively.

     Pursuant to a January 2000 amendment to the 1995 Contract, the 1995 Contract will end no later than 90 days from Norcal's receipt of written notice of termination by the County after identification of the successful proposer under the Request for Proposal process for a new contract, and in any event no later than June 30, 2001. Although the Company's results of operations and cash flows will be adversely impacted by the termination of the 1995 Contract, based on its belief that revenues and expenses from its operations, exclusive of San Bernardino, will remain comparable to the Company's 1999 fiscal year, management believes that such termination will not have a material adverse effect on the Company's financial condition or on its ability to maintain its other operations and service its debt.*

     In October 1999, the United States Attorney for the Central District of California announced criminal indictments of Messrs. Hlawek, Mays and Walsh. All three defendants have pled guilty to federal charges of conspiring to pay and accept bribes to influence or reward Mr. Hlawek in connection with his official duties. Although the United States Attorney has advised the Company that its investigation is ongoing and that the Company is one of its targets, neither the Company nor any of its affiliates has been charged. If the Company is charged and held responsible for the conduct of its employee, it may become subject to penalties and fines.

(8) Sale of Eureka Landfill and Transfer Station

     In November 1999, the Company, through its subsidiary, City Garbage Company of Eureka, entered into an agreement with Humboldt Waste Management Authority ("HWMA") pursuant to which the Company would sell the Cummings Road Landfill and the Company's Eureka Transfer Station to HWMA. On June 16, 2000, the Company and HWMA completed the sale of the properties. Related agreements also resolved all outstanding disputes with the County of

                   NORCAL WASTE SYSTEMS, INC. AND SUBSIDIARIES
          (a wholly owned subsidiary of the Norcal Waste Systems, Inc.
                    Employee Stock Ownership Plan and Trust)

            Notes to Consolidated Financial Statements - (Continued)


Humboldt pertaining to the final payments due under the Solid Waste Disposal Agreement of 1978, as amended. The Company received cash payments totaling approximately $3.5 million from HWMA. HWMA assumed certain closure/post-closure, corrective action and operational responsibilities with respect to the Cummings Road Landfill for which the Company had recorded liabilities of $12.7 million. The Company also received approximately $1.3 million from the Operator Liability trust fund that the Company had established for the landfill. The Company retains certain liabilities for its operation of the landfill prior to the closing of the transaction and for defects in corrective action work performed by the Company at the landfill prior to the closing of the transaction. The Company transferred to HWMA its interest in the closure/post-closure trust funds, corrective action trust fund and deposits of $15.8 million related to the landfill and transferred other net assets of $1.7 million. The Company, as part of the transaction with HWMA, secured franchise agreement extensions in the City of Eureka and other areas in Humboldt County where the Company provides collection services, to until at least December 31, 2009. The transaction resulted in an immaterial loss to the Company.

(9) San Francisco Pension

     On April 24, 1997, employees represented by the Sanitary Truck Drivers and Helpers Union Local 350 International Brotherhood of Teamsters ("Local 350") initiated a strike against certain San Francisco operations of the Company. The strike was resolved on April 26, 1997 when Local 350 voted to accept a five-year contract. A provision of the new contract related to an increase in pension benefits. The effect of this provision has been subject to dispute between the Company and Local 350. The Company believes that it was agreed that the increase to certain pension benefits was to be prospective. Subsequently, Local 350 asserted that it understood the increase to be retroactive.

     After further discussion with the Union on this and other matters, on June 28, 2000, the Company announced that effective October 1, 2000, the Company will make changes to the pension benefits through plan amendments consistent with the Local 350 interpretation of the 1997 contract. As a result of this change, the Company estimates that the accumulated benefit obligation ("ABO") as of September 30, 2000 will increase by an additional $9.7 million. The Company also estimates that the increase in its annual accruals for pension and other post-retirement costs, directly attributable to this change, will be approximately $2.0 million. The Company believes that future increases in expense will most likely be offset by higher revenue, if the Company is successful in obtaining increased rates to cover the additional expense. The Company has not determined when it will submit a rate application and the timing and ultimate outcome of the rate application cannot be predicted with certainty. The above estimates are based on a discount rate of 7.5%. The discount rate applied under generally accepted accounting principles ("GAAP") fluctuates with market conditions. A change in the discount rate can result in significant adjustments to the ABO as well as changes in annual accruals for pension costs.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     Forward Looking Statements. Those statements followed by an asterisk (*) are forward looking statements. These forward looking statements, which reflect management's beliefs, objectives and expectations as of the date hereof, are necessarily estimates based on the best judgment of the Company's senior management. Any such statements should be considered in light of various risks and uncertainties that could cause results to differ materially from expectations, estimates or forecasts expressed. Readers are cautioned not to place undue reliance on these forward looking statements, which speak only as of the date of this quarterly report. The various risks and uncertainties include, but are not limited to: changes in general economic conditions, inability to maintain rates sufficient to cover costs, inability to obtain timely rate increases, inability to reduce costs related to the loss of revenues, loss of material contracts (including the loss of the Company's contract with the County of San Bernardino), fluctuations in commodities prices, changes in environmental regulations or related laws, inability to settle union labor contract disputes, competition and consequences of the Company's S Corporation status. The Company does not undertake any obligation to publicly update or release any revision to these forward looking statements to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events.

     On November 21, 1995, the Company issued 12.5% Series A Senior Notes in an aggregate principal amount of $175.0 million, for which it received proceeds, after original issue discount, of approximately $170.2 million. The Company used the proceeds from this offering (less certain associated expenses), together with certain cash balances, to retire approximately $199.1 million of its then outstanding indebtedness and certain of the ESOP's indebtedness to third parties. Concurrent with this offering, the Company entered into a new bank credit agreement providing for a revolving credit facility with a maximum current availability of $82.5 million, of which up to $25.0 million may be used for letters of credit. These transactions are collectively referred to as the "Refinancing Transaction."

     The following discussion pertains to the Company's operations for the three and nine months ended June 30, 2000 and 1999 and should be read in conjunction with the unaudited consolidated financial statements and related notes thereto included elsewhere herein, and the Company's Annual Report for the fiscal year ended September 30, 1999.

     Introduction

     Norcal Waste Systems, Inc. ("Norcal") and its subsidiaries (collectively referred to herein as the "Company") provide solid waste management services throughout California, including collection, transfer, disposal, landfill management, recycling and other waste services. The Company operates 13 landfills in California, three of which it owns and 10 of which are owned by local governmental entities. The Company currently serves an estimated 477,000 customers.

     The Company's revenues are comprised primarily of fees charged to residential, commercial, municipal and industrial customers for the collection and disposal of solid waste, disposal fees (known as "tipping fees") charged to third party waste collectors who dispose of solid waste at the Company's transfer stations and landfills, revenues generated from the sale of recyclable materials and fees charged to third party landfill owners for landfill operations and solid waste systems management activities.

     Operating expenses include labor, disposal fees paid to third parties, landfill project and subcontractor costs, fuel, equipment maintenance and rentals, engineering, consulting and other professional services and other direct costs of operations. Also included are accruals for future landfill closure and corrective action costs, consistent with regulatory requirements. General and administrative expenses include management salaries, administrative and clerical overhead, professional services costs and other fees and expenses.

     ESOP compensation expense includes amounts contributed by the Company to the ESOP to allow the ESOP to pay interest and repay principal on its intercompany loans to the Company along with amounts to fund payments of cash benefits to retired, terminated or withdrawing participants. The total contributions are subject to various limitations imposed by the Internal Revenue Code of 1986, as amended, and are generally tax deductible. The debt repayments by the ESOP result in allocation of Company common stock to ESOP participants' accounts pursuant to an allocation formula.

Results of Operations

                   NORCAL WASTE SYSTEMS, INC. AND SUBSIDIARIES
                        Summary Statements of Operations

                                                                    Relationship to Total Revenues
                                                           Three Months Ended             Nine Months Ended
                                                                June 30,                        June 30,
                                                         2000            1999            2000           1999
                                                        ------          ------          ------         ------
Revenues:
    Collection and disposal operations                   81.4%           77.7%           81.7%           77.9%
    Third party landfill management services             10.9%           18.4%           11.0%           18.1%
    Recycled commodities sales                            7.7%            3.9%            7.3%            4.0%
                                                        -----           -----           -----           -----
       Total revenues                                   100.0%          100.0%          100.0%          100.0%
                                                        -----           -----           -----           -----

Cost of operations:
    Operating expenses                                   69.9%           71.0%           69.5%           71.1%
    Depreciation and amortization                         6.4%            6.3%            6.7%            6.2%
    ESOP compensation expense                             1.2%            0.5%            1.2%            1.1%
    Litigation settlement                                 7.4%            0.0%            2.5%            0.0%
    General and administrative                           10.8%           11.3%           10.8%           11.3%
                                                        -----           -----           -----           ------
       Total cost of operations                          95.7%           89.1%           90.7%           89.7%
                                                        -----           -----           -----           -----
          Operating income                                4.3%           10.9%            9.3%           10.3%

    Interest expense                                     -7.3%           -7.4%           -7.6%           -7.7%
    Interest income                                       1.4%            0.9%            1.3%            1.0%
    Other income, net                                     0.4%            0.2%            0.6%            0.3%
                                                        -----           -----           -----           -----
         Income (loss) before income taxes               -1.2%            4.6%            3.6%            3.9%
Income tax expense                                        0.0%            0.3%            0.2%            0.1%
                                                        -----           -----           -----           -----
         Net income (loss)                               -1.2%            4.3%            3.4%            3.8%
                                                        =====           =====           =====           =====

The following table sets forth the dollar and percentage changes for the three month periods ended June 30, 2000 and June 30, 1999 and the dollar and percentage changes for the nine month periods ended June 30, 2000 and June 30, 1999:

                   NORCAL WASTE SYSTEMS, INC. AND SUBSIDIARIES
                        Summary Statements of Operations

                                                       Comparison of             Comparison of
                                                    Three Month Periods       Nine Month Periods
                                                      $             %          $              %
                                                    -------------------     ----------------------
Revenues:
    Collection and disposal operations              4,590           6.8%     13,828           7.0%
    Third party landfill management services       -6,364         -39.6%    -17,202         -37.6%
    Recycled commodities sales                      3,456         102.4%      8,663          85.4%
                                                    -----         -----     -------         -----
       Total revenues                               1,682           1.9%      5,289           2.1%
                                                    -----         -----     -------         -----

Cost of operations:
    Operating expenses                                217           0.4%       -309          -0.2%
    Depreciation and amortization                     201           3.7%      1,395           8.8%
    ESOP compensation expense                         591         133.7%        225           7.8%
    Litigation settlement                           6,561         100.0%      6,561         100.0%
    General and administrative                       -215          -2.2%       -608          -2.1%
                                                    -----        ------     -------         -----
       Total cost of operations                     7,355           9.5%      7,264           3.2%
                                                   ------        ------     -------         -----
          Operating income                         -5,673         -60.1%     -1,975          -7.6%

    Interest expense                                  -21           0.3%       -267           1.4%
    Interest income                                   463          59.1%        961          39.5%
    Other income, net                                 198          96.6%        512          55.2%
                                                   ------        ------     -------         -----
         Income (loss) before income taxes         -5,033        -126.4%       -769          -7.7%
Income tax expense                                   -164         -82.4%         75          37.7%
                                                   ------        ------     -------         -----
         Net income (loss)                         -4,869        -128.7%       -844          -8.7%
                                                   ======        ======     =======         =====

Three months ended June 30, 2000 and 1999

     Revenues. Revenues for the three months ended June 30, 2000 increased $1.7 million (1.9%) to $88.9 million from $87.2 million for the three months ended June 30, 1999. Waste collection and disposal revenues increased $4.6 million, approximately $3.0 million due to general volume increases, $1.1 million due to rate increases in several service areas and the remainder due to operations acquired in the Los Angeles area. Recycled commodities sales revenues increased $3.5 million due primarily to higher commodity prices. Third party landfill management revenues decreased $6.4 million due primarily to a $7.7 million decrease in project related activity in San Bernardino County due to decreases in both the timing and scope of projects. The Company's contract with San Bernardino County and the associated revenues will end no later than June 30, 2001. See Note 7 of Notes to Consolidated Financial Statements. These lower project revenues were partially offset by an increase totaling $0.8 million from an adjustment in the per ton compensation rate for landfill operations in San Bernardino and revenues of $0.7 million from waste tire remediation projects.

     Operating Expenses. Operating expenses for the three months ended June 30, 2000 increased $0.2 million (0.4%) to $62.1 million from $61.9 million for the three months ended June 30, 1999. As a percentage of revenues, operating expenses decreased to 69.9% for the three months ended June 30, 2000 from 71.0% for the three months ended June 30, 1999. Payroll costs increased $2.7 million due to scheduled union wage increases, recycling purchasing costs increased $1.6 million due primarily to higher commodity prices, professional services increased $1.3 million due primarily to on-going legal matters in San Bernardino County, disposal costs increased $0.5 million due primarily to increased volumes and fuel costs increased $0.5 million due to higher prices. These increased costs were partially offset by lower project and subcontractor related costs of $6.4 million, primarily as a result of decreased activity in San Bernardino County, described above.

     ESOP Compensation Expense. ESOP compensation expense is primarily based on the cost of shares allocated as determined by the Company's contribution to the ESOP to allow the ESOP to pay interest on its intercompany loans, along with contributions to fund payments of cash benefits to retired, terminated and withdrawing participants. ESOP compensation expense for the three months ended June 30, 2000 increased $0.6 million (133.7%) to $1.0 million from $0.4 million for the three months ended June 30, 1999. The increase in expense can be attributed to an increase in contributions made to fund payments of cash benefits. In addition, changes in contributions were made to the ESOP, based upon a revised payment schedule, which was adopted in the third quarter of the Company's 1999 fiscal year as a result of the Company's S Corporation election, which resulted in the recognition of the full year expense for fiscal year 1999 as of December 31, 1998.

     Litigation Settlement Expense. The Company recorded an expense of $6.6 million under terms of a settlement agreement reached between San Bernardino County and the Company for litigation initiated by the County in June 2000. See
Note 7 of Notes to Consolidated Financial Statements.

     Operating Income. Operating income decreased $5.7 million (60.1%) to $3.8 million for the three months ended June 30, 2000 from $9.4 million for the three months ended June 30, 1999. As a percentage of revenues, operating income decreased to 4.3% for the three months ended June 30, 2000 from 10.9% for the three months ended June 30, 1999. The primary cause of the decrease in operating income for the three months ended June 30, 2000 was the litigation settlement expense of $6.6 million described above.

     Interest Income. Interest income for the three months ended June 30, 2000 increased $0.5 million (59.1%) to $1.2 million from $0.7 million for the three months ended June 30, 1999. The increase is due to additional interest earned on higher cash balances in the current period.

     Net Loss. The Company recorded a net loss of $1.1 million for the three months ended June 30, 2000 due to lower operating income resulting from the litigation settlement expense of $6.6 million described above.

Nine months ended June 30, 2000 and 1999

     Revenues. Revenues for the nine months ended June 30, 2000 increased $5.3 million (2.1%) to $258.6 million from $253.3 million for the nine months ended June 30, 1999. Waste collection and disposal revenues increased $13.8 million, approximately $9.1 million due to general volume increases, $3.0 million due to rate increases in several service areas and the remainder due to operations acquired in the Los Angeles area in October and November 1998. Recycled commodities sales revenues increased $8.7 million due primarily to higher commodity prices. Third party landfill management revenues decreased $17.2 million due to a $20.4 million decrease in project related activity in San Bernardino County as a result of decreases in both the timing and scope of projects. The Company's contract with San Bernardino County and the associated revenues will end no later than June 30, 2001. See Note 7 of Notes to Consolidated Financial Statements. These lower project revenues were partially offset by revenues of $3.0 million from waste tire remediation projects.

     Operating Expenses. Operating expenses for the nine months ended June 30, 2000 decreased $0.3 million (0.2%) to $179.8 million from $180.1 million for the nine months ended June 31, 1999. As a percentage of revenues, operating expenses decreased to 69.5% for the nine months ended June 30, 2000 from 71.1% for the nine months ended June 30, 1999. Project and subcontractor related costs decreased $14.3 million, primarily as a result of decreased activity in San Bernardino County described above. Landfill operating expenses decreased $0.7 million in San Bernardino due primarily to reduced operations from the loss of tonnage from the city of Ontario, which signed a long-term disposal agreement with a third party landfill effective January 1, 1999. These decreased costs were partially offset by higher payroll costs of $7.1 million due to scheduled union wage increases, increased recycling purchasing costs of $4.0 million due primarily to higher commodity purchase prices, higher disposal costs of $2.6 million due primarily to increased volumes and increased fuel costs of $1.4 million due to higher prices.

     Depreciation and Amortization. Depreciation and amortization increased $1.4 million (8.8%) to $17.2 million for the nine months ended June 30, 2000 from $15.8 million for the nine months ended June 30, 1999. As a percentage of revenues, depreciation and amortization increased to 6.7% for the nine months ended June 30, 2000 from 6.2% for the nine months ended June 30, 1999. The primary causes of the increase in depreciation and amortization for the nine months ended June 30, 2000 was higher capital expenditures in the previous year and the acceleration of amortization for certain intangible assets in San Bernardino in the current period. As a consequence of increased capital expenditures, the Company contemplates increased depreciation expense.*

     Litigation Settlement Expense. The Company recorded an expense of $6.6 million under terms of a settlement agreement reached between San Bernardino County and the Company for litigation initiated by the County in June 2000. See
Note 7 of Notes to Consolidated Financial Statements.

     Operating Income. Operating income decreased $1.9 million (7.6%) to $24.1 million for the nine months ended June 30, 2000 from $26.0 million for the nine months ended June 30, 1999. As a percentage of revenues, operating income decreased to 9.3% for the nine months ended June 30, 2000 from 10.3% for the nine months ended June 30, 1999. The primary cause of the decrease in operating income for the nine months ended June 30, 2000 was the litigation settlement expense of $6.6 million described above. This settlement accrual more than offset higher collection and disposal volumes and recycling revenues, partially offset by lower earnings from third party landfill management services described above.

     Interest Income. Interest income for the nine months ended June 30, 2000 increased $1.0 million (39.5%) to $3.4 million from $2.4 million for the nine months ended June 30, 1999. The increase is due to additional interest earned on higher cash balances in the current period.

     Income Tax Expense. The Company experienced an effective rate of 2.0% for the nine months ended June 30, 2000 based primarily on the state tax rate of 1.5% for S Corporations. The Company experienced an effective rate of 2.0% for the nine months ended June 30, 1999 as a result of the Company's S Corporation election, effective October 1, 1998 and anticipated results of operations from the Company's four subsidiaries that did not elect to become divisions of the S Corporation.

     Net Income. Net income decreased $0.8 million to $8.9 million for the nine months ended June 30, 2000 from $9.7 million for the nine months ended June 30, 1999. The decrease in net income for the nine months ended June 30, 2000 was due to the litigation settlement expense described above partially offset by higher interest income described above.

     Liquidity and Capital Resources

     The Company's cash requirements consist principally of working capital requirements, interest on outstanding indebtedness, capital expenditures and deposits to trust funds to satisfy certain environmental statutes and regulations. The Company had working capital of $50.2 million at June 30, 2000 compared to $29.9 million at September 30, 1999.

     As part of the Refinancing Transaction the Company entered into the Credit Agreement which currently provides for up to $82.5 million of additional borrowings (which maximum amount may be reduced by $2.5 million per calendar quarter) and which, subject to certain limitations and covenant restrictions (including financial ratios), can be drawn by the Company to fund ongoing operations, invest in capital equipment and/or facilities and to finance acquisitions. The Credit Agreement expires in November 2000. At June 30, 2000, the Company had utilized $2.3 million of the credit facility provided by the Credit Agreement for letters of credit and had availability under the Credit Agreement of approximately $44.3 million for borrowings unrelated to letters of credit, with an additional $22.7 million available for letters of credit. Changes in availability under the Credit Agreement are a function of changes in operating results, among other things. In addition, certain covenant measures become more restrictive over time.

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

     The Senior Notes mature in November 2005. As of June 30, 2000, interest on the Senior Notes accrued at the rate of 13.5% per annum. However, the interest rate on the Senior Notes is subject to decrease to 12.5% at such time the Company (in one or more transactions) offers to purchase (whether or not any actual purchases are made) or redeems an aggregate of $25.0 million in principal amount of Senior Notes out of the proceeds of equity sales.

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

     Cash Flow from Operating Activities. Cash provided by operating activities was $33.9 million for the nine months ended June 30, 2000 compared to $25.1 million for the same period last year. The increase in cash provided from operating activities was primarily due to the absence of cash contributions to pension plans in the current period and reductions in accounts receivable from the County of San Bernardino due to reduced project activity. During the nine months ended June 30, 1999, the Company contributed $5.1 million to the Company's pension plans to execute certain tax planning strategies. Additionally, on June 16, 2000, the Company received approximately $1.3 million from the Operator Liability trust fund concurrent with the sale of the Cummings Road Landfill. See Note 8 of Notes to Consolidated Financial Statements.

     Cash Flow from Investing Activities. Cash used in investing activities was $12.7 million for the nine months ended June 30, 2000 compared to cash used of $34.6 million for the same period last year. During the current period, the Company used $15.0 million on capital expenditures, primarily vehicles, containers and other equipment compared to $25.8 million for similar equipment in the same period last year. In October and November 1998, the Company also used $9.9 million to purchase the stock of one solid waste collection company and substantially all of the assets of two other solid waste collection companies in Southern California. In June 2000, the Company completed the sale of its landfill and transfer station in Eureka, California from which it received cash proceeds of approximately $3.5 million. See Note 8 of Notes to Consolidated Financial Statements.

     Cash Flow from Financing Activities. Cash used in financing activities was $0.8 million for the nine months ended June 30, 2000 compared to $1.4 million for the nine months ended June 30, 1999. Activity in both periods consisted primarily of scheduled note and capital lease payments.

     Certain Other Cash Requirements. The Company is in discussions with the City of San Francisco regarding plans for increased diversion of waste from disposal at landfills as well as the construction and/or relocation of materials recovery and other facilities for use in connection with the Company's San Francisco operations and to facilitate compliance with mandated recycling requirements. The Company cannot predict the timing or outcome of these discussions. Over the term of the Senior Notes, the Company may need to invest substantial capital to acquire or construct waste processing facilities, household hazardous waste facilities, maintenance and administrative complexes, and equipment.* The Company intends to seek continued rate recovery for amounts expended on any projects and may seek to finance such capital expenditures through additional secured borrowings, including up to $30.0 million of borrowing for certain "Designated Capital Expenditures" (as defined in the Indenture).* On August 4, 2000, under terms of the settlement agreement with San Bernardino County, the Company paid approximately $6.6 million to San Bernardino County. See Note 7 of Notes to Consolidated Financial Statements.

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

     On April 24, 1997, employees represented by the Sanitary Truck Drivers and Helpers Union Local 350 International Brotherhood of Teamsters ("Local 350") initiated a strike against certain San Francisco operations of the Company. The strike was resolved on April 26, 1997 when Local 350 voted to accept a five-year contract. A provision of the new contract related to an increase in pension benefits. The effect of the provision has been subject to dispute between the Company and Local 350. The Company believes that it was agreed that the increase to certain pension benefits was to be prospective.

     On June 28, 2000, the Company announced that effective October 1, 2000, the Company will make changes to the pension benefits through plan amendments consistent with the Local 350 interpretation of the 1997 contract. As a result of this change, the Company estimates that the accumulated benefit obligation ("ABO") as of September 30, 2000 will increase by an additional $9.7 million. The Company also estimates that the increase in its annual accruals for pension and other post-retirement costs, directly attributable to this change, will be approximately $2.0 million. The Company believes that future increases in expense will most likely be offset by higher revenue, if the Company is successful in obtaining increased rates to cover the additional expense. The Company has not determined when it will submit a rate application and the timing and ultimate outcome of the rate application cannot be predicted with certainty. The above estimates are based on a discount rate of 7.5%. The discount rate applied under generally accepted accounting principles ("GAAP") fluctuates with market conditions. A change in the discount rate can result in significant adjustments to the ABO as well as changes in annual accruals for pension costs.

     San Bernardino Contract

     Effective as of July 26, 2000, Norcal and Norcal/San Bernardino, Inc. ("Norcal/SB" and together with Norcal, the "Norcal Parties") entered into a settlement, expressly denying any wrongdoing or legal liability of any kind, with San Bernardino County (the "County"), its current County Administrative Officer and certain County-related entities (collectively the "County Parties") to settle all of the claims asserted against the Norcal Parties in a lawsuit filed by the County Parties on June 8, 2000 in San Bernardino County (the "Action"). The lawsuit also includes claims unrelated to the Norcal Parties against various other defendants, against which the Action will proceed. In the claims against the Norcal Parties, the complaint generally also names as additional defendants James J. Hlawek, the immediate former County Administrative Officer, Harry M. Mays, Mr. Hlawek's predecessor as County Administrative Officer and a former consultant to Norcal, Bio-Reclamation Technologies, Inc., a company affiliated with Mays ("Bio-Reclamation"), and Kenneth James Walsh, a former employee of Norcal. The County Parties' complaint alleged against the Norcal Parties claims for breach of fiduciary duty, fraud, unjust enrichment and constructive trust, as well as certain claims under California statutes, including alleged violations of the Political Reform Act, the Unfair Competition law and the False Claims Act. The complaint also alleged that the County was entitled to restitution of all payments made to the Norcal Parties under Norcal's 1995 contract with the County (the "1995 Contract"), based on Section 1090 of the California Government Code, which prohibits government officials from being "financially interested in any contract made by them in their official capacity, or by any body or board of which they are members," and Section 1092 of the California Government Code, which provides that contracts violating Section 1090 "may be avoided." The complaint was based on allegations of, inter alia, a conspiracy to influence and reward Hlawek in connection with procuring and obtaining solid waste management work connected with the 1995 Contract, pursuant to which Norcal operates (through Norcal/SB) all active landfills owned by the County and is primarily responsible for implementing the County's strategic plan concerning the County's long-term waste disposal needs. The complaint further alleged that money was paid to Hlawek by Mays and/or Walsh out of proceeds of payments Norcal made to Bio-Reclamation under a consulting agreement and kickbacks Walsh allegedly received from a Norcal/SB subcontractor.

     The Norcal Parties have vigorously contested each and every claim alleged against them. Based on its own internal investigation, Norcal believes that Messrs. Walsh and Mays were acting purely for their own personal gain and that no other employees or consultants of the Company were aware of or otherwise involved with Messrs. Walsh's and May's illegal conduct. While the Norcal Parties believe that they have meritorious defenses to the County Parties' claims, they also believe that the settlement agreement is in their best interest because, among other reasons, it resolves this litigation and thereby avoids the further investment by the Company of significant time and expense, management distraction, continuing adverse publicity and uncertainties inherent in litigation, particularly where extraordinary damages are sought.

     The settlement agreement, among other terms, provides for a mutual release by the County and the Norcal Parties of all claims asserted in the Action and various other claims and counterclaims related to the subject matter of the Action, preserving, however, any claims that may arise out of acts occurring after a future date specified in the settlement agreement and certain claims to enforce obligations under the 1995 Contract. The releases generally extend, with certain exceptions, to the parties' officers, directors, employees, agents and others, as well as to any affiliated parties that control, are controlled by or under common control with the parties. On July 27, 2000, the Superior Court of the State of California entered the order required by the settlement agreement and on August 4, 2000 the County Parties dismissed with prejudice the Action as against the Norcal Parties. Pursuant to the settlement, Norcal has paid to the County $6,561,000, and has agreed to pay 50% of any net proceeds of certain claims that the Norcal Parties, or either of them, may choose, in their sole discretion, to assert against certain other defendants in the Action. It is Norcal's current intention to pursue these claims. The Company has recorded the $6,561,000 settlement amount as a litigation expense for the quarterly period ending June 30, 2000. The settlement agreement also provides that the Norcal Parties may not bid on any successor contract with the County until five years after the expiration of the 1995 Contract. Further, the settlement agreement requires both the Norcal Parties and the County Parties to continue to perform their obligations under the 1995 Contract until its final termination.

     During fiscal years 1999, 1998, and 1997 and the nine months ended June 30, 2000, revenues derived from the services the Company performed in the County were approximately $55.1 million (16% of the Company's total revenue), $65.1 million (19% of the Company's total revenue), $55.1 million (17% of the Company's total revenue), and $22.8 million (9% of the Company's total revenue), respectively. Revenues less direct expenses including consulting fees (excluding allocable corporate management fees, lease charges, interest expense and the non-cash portion of ESOP expense, and depreciation and amortization), related to the Company's San Bernardino operations for fiscal years 1999, 1998, and 1997 and the nine months ended June 30, 2000 were approximately $6.6 million, $7.9 million, $7.4 million and $2.8 million, respectively.

     Pursuant to a January 2000 amendment to the 1995 Contract, the 1995 Contract will end no later than 90 days from Norcal's receipt of written notice of termination by the County after identification of the successful proposer under the Request for Proposal process for a new contract, and in any event no later than June 30, 2001. Although the Company's results of operations and cash flows will be adversely impacted by the termination of the 1995 Contract, based on its belief that revenues and expenses from its operations, exclusive of San Bernardino, will remain comparable to the Company's 1999 fiscal year, management believes that such termination will not have a material adverse effect on the Company's financial condition or on its ability to maintain its other operations and service its debt.*

     In October 1999, the United States Attorney for the Central District of California announced criminal indictments of Messrs. Hlawek, Mays and Walsh. All three defendants have pled guilty to federal charges of conspiring to pay and accept bribes to influence or reward Mr. Hlawek in connection with his official duties. Although the United States Attorney has advised the Company that its investigation is ongoing and that the Company is one of its targets, neither the Company nor any of its affiliates has been charged. If the Company is charged and held responsible for the conduct of its employee, it may become subject to penalties and fines.

     Seasonality

     The Company's revenues tend to be higher during the second half of its fiscal year due to increased volume at the Company's transfer stations, waste collection, and landfill operations than during fall and winter (first and second fiscal quarters) when lower volumes of certain types of waste, such as construction and demolition debris are generated.* Unusual changes in weather patterns can also affect the operating results on a quarter to quarter basis.

     Industry Developments

     The Company's solid waste collection income is largely derived from providing services pursuant to exclusive arrangements with local governments. In C&A Carbone, Inc. v. Town of Clarkstown, 511 U.S. 383 (1994), the United States Supreme Court first cast some doubt on the validity of exclusive solid waste collection arrangements under the Commerce Clause of the United States Constitution. In the six years since Carbone, the lower federal courts that have considered the constitutionality of exclusive collection arrangements under Carbone and generally rejected constitutional challenges to exclusive collection arrangements. On May 31, 2000, the Sixth Circuit Court of Appeals entered a decision at odds with this general trend. In Huish Detergents, Inc. v. Warren County, 214 F.3d 707 (6th Cir. 2000), the Sixth Circuit became the first federal appellate court to suggest that Carbone rendered exclusive collection arrangements unconstitutional. Although the Huish court did not actually invalidate the exclusive collection arrangement under consideration, it expressly noted that the logic of Carbone would appear to require this result.

     All of the Company's exclusive collection arrangements are located in California, which is located within the Ninth federal appellate circuit. The impact of Carbone on exclusive collection arrangements has never been ruled upon by the Ninth Circuit Court of Appeals or a California state appellate court. Should a California state appellate court or the Ninth Circuit Court of Appeals adopt the reasoning of the Huish decision, it could result in the invalidation of the Company's exclusive solid waste collection arrangements with local governments. Whether such a decision will ever be rendered by the Ninth Circuit or the California Court of Appeals and the impact of such a decision, if any, cannot be predicted at this time. In the event of a ruling delivered by such courts invalidating exclusive collection arrangements, the Company would no longer be able to rely on those arrangements to exclude its competitors from solid waste collection in the communities it currently serves under those arrangements, but such a judicial ruling would also open other communities currently having exclusive arrangements with the Company's competitors.

     Accounting and Other Matters

     The Internal Revenue Service is auditing the Company's income tax returns for the fiscal years ended September 30, 1995 through 1997. The California Franchise Tax Board is auditing the Company's state income tax returns for the fiscal years ended September 30, 1993 though 1997.

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133, as amended by SFAS No. 137, establishes accounting and reporting standards for derivative financial instruments and hedging activities related to those instruments, as well as other hedging activities. Because the Company does not currently hold any derivative instruments and does not engage in hedging activities, the Company expects that the adoption of SFAS No. 133, as amended, will not have a material impact on its cash flows, results of operations or financial position. SFAS No. 133, as amended, is effective for fiscal periods beginning after June 15, 2000.

     In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 101 (SAB 101), "Revenue Recognition in Financial Statements", as amended by SAB 101A, which provides guidance on the recognition, presentation, and disclosure of revenue in financial statements filed with the SEC. SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosures related to revenue recognition policies. In June 2000, the SEC issued SAB 101B which deferred the effective date of SAB 101 until the last quarter of fiscal years beginning after December 15, 1999. The Company does not expect the adoption of SAB 101, as amended, to have a material effect on its cash flows, results of operations or financial position.

     In March 2000, the FASB issued Interpretation No. 44, "Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25". This Interpretation clarifies the application of Opinion 25 for certain issues: (a) the definition of employee for purposes of applying Opinion 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. Generally, this Interpretation is effective July 1, 2000. The Company does not expect the adoption of Interpretation No. 44 to have a material effect on its cash flows, results of operations or financial position.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

     None

                           PART II - OTHER INFORMATION

     Item 1. Legal Proceedings

     San Francisco Pension.

          See Note 9 of Notes to Consolidated Financial Statements in Part 1 hereof and incorporated herein by reference.

     San Bernardino Contract.

          See Note 7 of Notes to Consolidated Financial Statements in Part 1 hereof and incorporated herein by reference.

     Item 2. Changes in Securities

          None

     Item 3. Defaults Upon Senior Securities

          None

     Item 4. Submission of Matters to a Vote of Security Holders

          On April 27, 2000, the Administrative Committee of the Norcal Waste Systems, Inc. Employee Stock Ownership Plan, representing the ESOP as the Company's sole shareholder, approved the amendment of the Norcal Waste Systems, Inc. 1996 Non-Employee Director Stock Option Plan ("Non-Employee Director Plan"). The amendment provides for an increase of 150,000 shares available under the Non-Employee Director Plan by transfer of 150,00 shares from the 1996 Employee Stock Incentive Plan.

     Item 5. Other Information

          None

     Item 6. Exhibits and Certain Reports

     (a) Exhibits:

     10.51 Settlement Agreement, dated July 25, 2000 (Incorporated by reference to exhibit 99.1 to the Company's Current Report, filed July 26, 2000)
     27.0 Financial Data Schedule (EDGAR version only)

     (b) Reports on Form 8-K:

     On July 26, 2000, the Company filed a current report relating to the settlement of litigation between San Bernardino County and the Company.

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


Dated: August 11, 2000